Form 10-Q
period 2023-06-30
ESH Acquisition Corp.
filed 2023-08-18
CIK 1918661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-41718

ESH ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-4000684
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

228 Park Ave S, Suite 89898

New York, NY 10003

(Address of principal executive offices)

212-287-5022

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units	ESHAU	The Nasdaq Global Market
Class A shares	ESHA	The Nasdaq Global Market
Rights	ESHAR	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 18, 2023, there were 11,787,500 shares of Class A common stock, $0.0001 par value and 2,875,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ESH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

ESH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$2,359,908	$44,963
Due from Sponsor	15,148	—
Prepaid expenses	48,549	—
Short-term prepaid insurance	127,500	—
Total Current Assets	2,551,105	44,963

Deferred offering costs	—	414,030
Long-term prepaid insurance	121,479	—
Investments held in Trust Account	116,902,067	—
TOTAL ASSETS	$119,574,651	$458,993

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$97,351	$203,265
Franchise Tax Payable	100,000	1,500
Income taxes payable	19,229	—
Promissory note – related party	—	249,560
TOTAL LIABILITIES	216,580	454,325

Commitments and Contingencies

COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class A common stock subject to possible redemption, 11,500,000 shares at redemption value of $10.16 per share at June 30, 2023 and none at December 31, 2022	116,782,838	—

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized: 287,500 and 0 issued and outstanding (excluding 11,500,000 and 0 shares subject to possible redemption) at June 30, 2023 and December 31, 2022, respectively (1)	28	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 issued and outstanding at June 30, 2023 and December 31, 2022(1)	288	288
Additional paid-in capital	2,583,220	24,712
Accumulated deficit	(8,303)	(20,332)
TOTAL STOCKHOLDERS’ EQUITY	2,575,233	4,668
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY	$119,574,651	$458,993

(1)	At December 31, 2022, included up to 375,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ESH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative expenses	$40,003	$11,331	$42,870	$11,365
Franchise tax expense	102,939	500	102,939	1,050
Loss from operations	(142,942)	(11,831)	(145,809)	(12,415)

Other income:
Interest earned on investments held in Trust Account	177,067	—	177,067	—
Total other income	177,067	—	177,067	—

Income (loss) before provision for income taxes	34,125	(11,831)	31,258	(12,415)
Provision for income taxes	(19,229)	—	(19,229)	—
Net income (loss)	$14,896	$(11,831)	$12,029	$(12,415)

Basic and diluted weighted average shares outstanding, Class A common stock	1,813,462	—	916,806	—
Basic and diluted net income (loss) per share	$0.00	$—	$0.00	$—

Basic weighted average shares outstanding, Class B common stock(1)	2,557,692	2,500,000	2,529,167	2,500,000
Basic net income (loss) per share	$0.00	$(0.00)	$0.00	$(0.00)

Diluted weighted average shares outstanding, Class B common stock (1)	2,875,000	2,500,000	2,875,000	2,500,000
Diluted net income (loss) per share	$0.00	$(0.00)	$0.00	$(0.00)

(1)	At December 31, 2022, excluded an aggregate of 375,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ESH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2023(1)	—	$—	2,875,000	$288	$24,712	$(20,332)	$4,668

Net loss	—	—	—	—	—	(2,867)	(2,867)

Balance – March 31, 2023(1) (unaudited)	—	—	2,875,000	288	24,712	(23,199)	1,801

Sale of 7,470,000 Private Placement Warrants	—	—	—	—	7,470,000	—	7,470,000

Fair value of rights included in Public units	—	—	—	—	1,398,400	—	1,398,400

Allocated value of transaction costs to Class A shares	—	—	—	—	(115,203)	—	(115,203)

Issuance of Representative Shares	287,500	28	—	—	2,239,438	—	2,239,466

Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	(8,434,127)	—	(8,434,127)

Net income	—	—	—	—	—	14,896	14,896

Balance – June 30, 2023 (unaudited)	287,500	$28	2,875,000	$288	$2,583,220	$(8,303)	$2,575,233

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Stock subscription	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	receivable	Deficit	Equity
Balance — January 1, 2022(1)	—	$—	2,875,000	$288	$24,712	$(25,000)	$(864)	$(864)

Collection of subscription receivable	—	—	—	—	—	25,000	—	25,000

Net loss	—	—	—	—	—	—	(584)	(584)

Balance – March 31, 2022(1) (unaudited)	—	—	2,875,000	288	24,712	—	(1,488)	23,552

Net loss	—	—	—	—	—	—	(11,831)	(11,831)

Balance – June 30, 2022(1) (unaudited)	—	$—	2,875,000	$288	$24,712	$—	$(13,279)	$11,721

(1)	Included up to 375,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ESH ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$12,029	$(12,415)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(177,067)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(23,549)	—
Short-term prepaid insurance	(127,500)	—
Long term prepaid insurance	(121,479)	—
Due from Sponsor	(15,148)	—
Accounts payable and accrued expenses	19,086	(25,000)
Franchise tax payable	98,500	1,050
Income taxes payable	19,229	—
Net cash used in operating activities	(315,899)	(36,365)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(116,725,000)	—
Net cash used in investing activities	(116,725,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	112,700,000	—
Proceeds from sale of Private Placements Warrants	7,470,000	—
Repayment of promissory note - related party	(249,560)	—
Proceeds received for stock subscription receivable	—	25,000
Proceeds from promissory note - related party	—	222,000
Payment of offering costs	(564,596)	(153,619)
Net cash provided by financing activities	119,355,844	93,381

Net Change in Cash	2,314,945	57,016
Cash – Beginning of period	44,963	—
Cash – End of period	$2,359,908	$57,016

Non-Cash investing and financing activities:
Offering costs included in accrued expenses	$75,000	$120,000
Offering costs paid via promissory notes	$—	$27,560
Fair value of Representative Shares issued at IPO	$2,239,466	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

ESH Acquisition Corp. (the “Company”) was incorporated as a Delaware corporation on November 17, 2021. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities that the Company has not yet identified (“Business Combination”).

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from November 17, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on June 13, 2023. On June 16, 2023, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000 which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 7,470,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to the Company’s sponsor, ESH Sponsor LLC, a limited liability company, which is an affiliate of members of the board of directors and management team (the “Sponsor”), and I-Bankers Securities, Inc. (“I-Bankers”) and Dawson James (“Dawson James”), the representative of the underwriters of the initial Public Offering, generating gross proceeds of $7,470,000, which is described in Note 4.

Transaction costs amounted to $5,368,092, consisting of $2,300,000 of cash underwriting discount, $2,239,466 fair value of representative shares, and $828,626 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes and excluding the amount of any Marketing Fee, as defined in Note 6, held in Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

Following the closing of the Initial Public Offering on June 16, 2023, an amount of $116,725,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in the trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account as described below.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The Company will provide holders of the Company’s outstanding Public Shares sold in the Initial Public Offering (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.15 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the Marketing Fee the Company will pay to the underwriters (as discussed in Note 6).

The Public Shares will be recorded at a redemption value and classified as temporary equity, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to the amended and restated certificate of incorporation adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Stockholders”) agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

Notwithstanding the foregoing, the Amended and Restated Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The Initial Stockholders will agree not to propose an amendment to the Certificate of Incorporation (A) in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the time frame described below or (B) with respect to any other material provision relating to the rights of holders of Public Shares or pre-initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares upon approval of any such amendment.

The Company will have only 18 months from the closing of the Initial Public Offering, or until December 16, 2024, to complete the initial Business Combination.

If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete the initial Business Combination within the Combination Period.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The Initial Stockholders will not be entitled to liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters will agree to waive their rights to the Marketing Fee (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.15. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per Public Share and (ii) the actual amount per Public Share held in the Trust Account due to reductions in the value of the trust assets as of the date of the liquidation of the Trust Account, in each case including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, less franchise and income taxes payable. This liability will not apply with respect to any claims by a third party or Target that executed an agreement waiving any and all rights to seek access to the Trust Account (whether or not such agreement is enforceable) or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on June 15, 2023, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 23, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,359,908 and $44,963 of cash as of June 30, 2023 and December 31, 2022, respectively, and no cash equivalents.

Investments Held in Trust Account

At June 30, 2023, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. treasury securities.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2, or Level 3. These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Offering Costs

Offering costs consisted of legal, accounting, and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the warrants were charged to equity. Offering costs allocated to the Class A common stock were charged against the carrying value of Class A common stock subject to possible redemption upon the completion of the Initial Public Offering.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Class A Common Stock Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at June 30, 2023, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023, 11,500,000 Class A common stock subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the accompanying condensed balance sheets. There were none outstanding at December 31, 2022.

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(1,398,400)
Class A common stock issuance costs	(5,252,889)
Plus:
Remeasurement of carrying value to redemption value	8,434,127
Class A Common Stock subject to possible redemption, June 30, 2023	$116,782,838

Derivative Financial Instruments

The Company evaluates its equity-linked financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are classified as liabilities, the derivative instrument is initially recognized at fair value with subsequent changes in fair value recognized in the statements of operations each reporting period. The classification of derivative instruments, including whether such instruments should be classified as liabilities or as equity, is evaluated at the end of each reporting period. The Company accounted for the rights issued in connection with the Initial Public Offering and the warrants issued in connection with the Private Placement as equity-classified instruments in accordance with ASC 815 as they did not meet the liability criteria (i.e. cashless exercises).

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed de minimis as of June 30, 2023. The Company’s effective tax rate was 56.35% and 0.00% for the three months ended June 30, 2023 and 2022, respectively, and 61.52% and 0.00% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2023 and 2022, due to the valuation allowance on the deferred tax assets.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) Per Share of Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the rights and warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 8,620,000 shares of its Class A common stock in the calculation of diluted net income (loss) per share, since their exercise is contingent upon future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share
Numerator:
Allocation of net income (loss)	$6,180	$8,716	$—	$(11,831)	$3,200	$8,829	$—	$(12,415)
Denominator:
Basic weighted average shares outstanding	1,813,462	2,557,692	—	2,500,000	916,806	2,529,167	—	2,500,000
Basic net income (loss) per share	$0.00	$0.00	$—	$(0.00)	$0.00	$0.00	$—	$(0.00)

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$5,762	$9,134	$—	$(11,831)	$2,908	$9,121	$—	$(12,415)
Denominator:
Diluted weighted average shares outstanding	1,813,462	2,875,000	—	2,500,000	916,806	2,875,000	—	2,500,000
Diluted net income (loss) per share	$0.00	$0.00	$—	$(0.00)	$0.00	$0.00	$—	$(0.00)

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one right. Each Public Right entitles the holder thereof to receive one-tenth (1/10) of one shares of Class A common stock upon the consummation of the initial business combination.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor, I-Bankers and Dawson James purchased an aggregate of 7,470,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, or $7,470,000 in the aggregate, in a private placement.

Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account so that the Trust Account holds $10.15 per unit sold. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be redeemable and exercisable on a cashless basis.

The Sponsor and the Company’s officers and directors will agree, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On December 17, 2021, the Sponsor subscribed to purchase 8,625,000 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”) for a subscription price of $25,000. Such subscription receivable was paid in full on March 9, 2022. On May 8, 2023, the Sponsor surrendered an aggregate of 5,750,000 shares of its Class B common stock for no consideration, which were cancelled, resulting in the initial stockholders holding an aggregate of 2,875,000 founder shares. The Initial Stockholders agreed to forfeit up to 375,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture was to be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Representative Shares). If the Company increased or decreased the size of the offering, the Company would effect a stock dividend or share contribution back to capital, as applicable, immediately prior to the consummation of the Initial Public Offering in such amount as to maintain the Founder Share ownership of the Company’s stockholders prior to the Initial Public Offering at 20.0% of the Company’s issued and outstanding common stock upon the consummation of the Initial Public Offering (excluding the Representative Shares, as defined below). On June 16, 2023, the underwriters exercised their over-allotment option in full as part of the initial closing of the Initial Public Offering. As such, the 375,000 Founder Shares are no longer subject to forfeiture.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The Initial Stockholders will agree not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the initial Business Combination that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “lock-up”).

Notwithstanding the foregoing, if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lock-up.

Related Party Loans

Promissory Note to Sponsor

On December 17, 2021 and as amended on May 9, 2023, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note is non-interest bearing, unsecured and due upon the earlier of (x) June 30, 2023 (as amended), and (y) the closing of the Initial Public Offering. The outstanding balance of $249,560 was repaid at the closing of the Initial Public Offering on June 16, 2023. As of June 30, 2023, this facility is no longer available.

Due from Sponsor

At the closing of the Initial Public Offering on June 16, 2023, a portion of the proceeds from the sale of the Private Placement Warrants in the amount of $45,440 was due to the Company to be held outside of the Trust Account for working capital purposes. On June 21, 2023, the Sponsor paid the Company an amount of $30,292 to partially settle the outstanding balance. As of June 30, 2023, the Sponsor owes the Company an outstanding amount of $15,148.

Working Capital Loan

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an agreement, commencing on June 13, 2023 through the earlier of consummation of the initial Business Combination and the Company’s liquidation, to reimburse an affiliate of the Company’s officers $5,000 per month for office space, utilities, secretarial support and other administrative and consulting services.

In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential partner businesses and performing due diligence on suitable Business Combinations. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account.

For the three and six months ended June 30, 2023, the Company incurred and paid $2,795 in fees for these services. For the three and six months ended June 30, 2022, the Company did not incur any such fees for these services.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and Stockholder Rights

The holders of Founder Shares, Private Placement Warrants (and underlying securities) and private placement warrants that may be issued upon conversion of Working Capital Loans (and any underlying securities) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to the consummation of the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

On June 16, 2023, the Company issued to I-Bankers 258,750 shares of Class A common stock and to Dawson James 28,750 shares of Class A common stock at the closing of the Initial Public Offering (collectively, the “Representative Shares”). The Company determined the fair value of the 287,500 representative shares to be $2,239,466 (or $7.789 per share) using the Probability-Weighted Expected Return Method (PWERM) Model. The fair value of the shares granted to the underwriters utilized the following assumptions: (1) expected volatility of 5.7%, (2) risk-free interest rate of 5.15%, (3) expected life of 1.17 years, and (4) implied discount for lack of marketability (DLOM) of 1.4%. Accordingly, the fair value of $2,239,466 were accounted for as offering costs at the closing of the Initial Public Offering.

The representative shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales in this offering. Pursuant to FINRA Rule 511I)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the commencement of sales in this offering, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the commencement of sales in this offering, except to any underwriters and selected dealer participating in the offering and their bona fide officers or partners.

The underwriters were also entitled to an underwriting discount of $0.20 per unit, or $2.3 million in the aggregate, which was paid upon the closing of the Initial Public Offering.

Business Combination Marketing Agreement

The Company entered into a business combination marketing agreement (the “Business Combination Marketing Agreement”) with the underwriters, I-Bankers and Dawson James, to assist the Company in holding meetings with the stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the initial Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. Pursuant to the Business Combination Marketing Agreement, the Company will pay I-Bankers and Dawson James, collectively, 3.5% of the gross proceeds of the Initial Public Offering, or $4.03 million in the aggregate (the “Marketing Fee”). The Marketing Fee will become payable to I-Bankers and Dawson James from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination with a target introduced to the Company by I-Bankers.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At June 30, 2023, there were 287,500 shares of Class A common stock issued and outstanding, excluding 11,500,000 shares of Class A common stock subject to possible redemption. At December 31, 2022, there were no shares of Class A common stock issued or outstanding.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At June 30, 2023 and December 31, 2022, there were 2,875,000 shares of Class B common stock issued and outstanding. At December 31, 2022, the issued and outstanding Class B common stock included up to 375,000 shares subject to forfeiture to the extent that the over-allotment option was not exercised in full or in part by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Representative Shares). As a result of the underwriters’ election to fully exercise their over-allotment option on June 16, 2023, 375,000 founder shares are no longer subject to forfeiture.

Holders of the Class B common stock will have the right to appoint all of the Company’s directors prior to an initial Business Combination. On any other matter submitted to a vote of the Company’s stockholders, holders of the Class A common stock and holders of the Class B common stock will vote together as a single class, except as required by law or stock exchange rule; provided, that the holders of Class B common stock will be entitled to vote as a separate class to increase the authorized number of shares of Class B common stock. Each share of common stock will have one vote on all such matters.

The shares of Class B common stock will automatically convert into shares of the Company’s Class A common stock at the time of the Company’s initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering (excluding the Representative Shares) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination, any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

Rights — At June 30, 2023 and December 31, 2022, there were 11,500,000 and 0 rights outstanding, respectively. Each holder of a right will receive one-tenth (1/10) of a share of Class A common stock upon consummation of the initial Business Combination. In the event the Company will not be the survivor upon completion of the initial Business Combination, each holder of a right will be required to convert his, her or its rights in order to receive the 1/10 share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and it liquidates the funds held in the trust account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. No fractional shares will be issued upon conversion of any rights. As a result, a holder must have 10 rights to receive one share of common stock at the closing of the Business Combination.

Warrants — At June 30, 2023 and December 31, 2022, there were 7,470,000 and 0 warrants outstanding, respectively. No public warrants were sold in the Initial Public Offering. The Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination.

Each Private Placement Warrant entitles the registered holder to purchase one share of the Class A common stock at a price of $11.50 per share, at any time commencing on the later of 12 months from the closing of the Initial Public Offering or 30 days after the completion of the initial Business Combination. The Private Placement Warrants will expire five years after the completion of the initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the Initial Business Combination, the Company will use its reasonable best efforts to file, and within 60 business days after the closing the Initial Business Combination, to have declared effective, a registration statement relating to the shares of Class A common stock issuable upon exercise of the Private Placement Warrants and to maintain the effectiveness of such registration statement, and a current prospectus relating to those shares of Class A common stock until the Private Placement Warrants expire. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of the Private Placement Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants. Once the Private Placement Warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company may not redeem the Private Placement Warrants when a holder may not exercise such warrants. The Company has established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the Private Placement Warrants, each warrant holder will be entitled to exercise his, her or its warrant prior to the scheduled redemption date. However, the price of the Class A common stock may fall below the $18.00 redemption trigger price as well as the $11.50 warrant exercise price (for whole shares) after the redemption notice is issued.

If the Company calls the Private Placement Warrants for redemption as described above, the management will have the option to require any holder that wishes to exercise their warrant to do so on a “cashless basis”. In determining whether to require all holders to exercise their Private Placement Warrants on a “cashless basis,” the Company will consider, among other factors, the cash position, the number of Private Placement Warrants that are outstanding and the dilutive effect on the stockholders of issuing the maximum number of shares of Class A common stock issuable upon the exercise of the Private Placement Warrants. If the Company takes advantage of this option, all holders of the Private Placement Warrants would pay the exercise price by surrendering their warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing the asset or liability.

At June 30, 2023, assets held in the Trust Account were comprised of $116,902,067 in money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2023, the Company has not withdrawn any income earned from the Trust Account to pay certain tax obligations.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2023
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$116,902,067

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On July 20, 2023, the Company issued a press release announcing that, on July 21, 2023, the Units will no longer trade, and that the Company’s common stock and rights, which together comprise the units will commence trading separately. The common stock and rights will be listed on the Nasdaq Global Market and trade with the ticker symbols “ESHA,” and “ESHAR,” respectively. This is a mandatory and automatic separation, and no action is required by the holders of Units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to ESH Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to ESH Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on November 17, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 17, 2021 (inception) through June 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had a net income of $14,896, which consists of interest income on investments held in the Trust Account of $177,067, offset by operating costs of $40,003, provision for income taxes of $19,229, and franchise tax expense of $102,939.

For the six months ended June 30, 2023, we had a net income of $12,029, which consists of interest income on investments held in the Trust Account of $177,067, offset by operating costs of $42,870, provision for income taxes of $19,229, and franchise tax expense of $102,939

For the three months ended June 30, 2022, we had net loss $11,831, which consisted of formation and operating costs of $11,331 and franchise expense of $500.

For the six months ended June 30, 2022, we had net loss $12,415, which consisted of formation and operating costs of $11,365 and franchise expense of $1,050.

Liquidity and Capital Resources

On June 16, 2023, we consummated the Initial Public Offering of 11,500,000 Units at $10.00 per Unit, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 7,470,000 private placement warrants at a price of $1.00 per warrant, in a private placement to the Sponsor and I-Bankers Securities, Inc. and Dawson James, generating gross proceeds of $7,470,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the private placement warrants, a total of $116,725,000 ($10.15 per Unit) was placed in the Trust Account. We incurred $5,368,092 in Initial Public Offering related costs, consisting of $2,300,000 of cash underwriting discount, $2,239,466 fair value of representative shares, and $828,626 of other offering costs.

For the six months ended June 30, 2023, cash used in operating activities was $315,899. Net income of $12,029 was affected by interest earned on investments held in the Trust Account of $177,067. Changes in operating assets and liabilities used $150,861 of cash for operating activities.

For the six months ended June 30, 2022, cash used in operating activities was $36,365. Net loss of $12,415 was affected by changes in operating assets and liabilities which used $23,950 of cash for operating activities.

As of June 30, 2023, we had investments held in the Trust Account of $116,902,067 (including approximately $177,067 of interest income) consisting of U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2023, we have not withdrawn any interest earned from the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2023, we had cash of $2,359,908. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of one of our officers a monthly fee of $5,000 for office space, utilities, secretarial support and other administrative and consulting services. We began incurring these fees on June 13, 2023 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential partner businesses and performing due diligence on suitable Business Combinations. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account.

The underwriters are entitled to an underwriting discount of $0.20 per unit, or $2.3 million in the aggregate, which was paid upon the closing of the Initial Public Offering.

We entered into a business combination marketing agreement (the “Business Combination Marketing Agreement”) with the underwriters, I-Bankers and Dawson James, to assist us in holding meetings with the stockholders to discuss the potential Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with the initial Business Combination, assist us in obtaining stockholder approval for the Business Combination and assist us with its press releases and public filings in connection with the Business Combination. Pursuant to the Business Combination Marketing Agreement, we will pay I-Bankers and Dawson James, collectively, 3.5% of the gross proceeds of the Initial Public Offering, or $4.03 million in the aggregate (the “Marketing Fee”). The Marketing Fee will become payable to I-Bankers and Dawson James from the amounts held in the Trust Account solely in the event that we complete an initial Business Combination with a target introduced to us by I-Bankers.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2023, 11,500,000 shares of Class A common stock are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Income (Loss) Per Common Share

We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. We have not considered the effect of the rights and warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 8,620,000 shares of our Class A common stock in the calculation of diluted net income (loss) per share, since their exercise is contingent upon future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 16, 2023, we consummated the Initial Public Offering of 11,500,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating total gross proceeds of $115,000,000. I-Bankers Securities, Inc and IB Capital LLC acted as joint book-running managers, with Dawson James Securities, Inc. acting as co-manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-265226). The Securities and Exchange Commission declared the registration statements effective on June 13, 2023.

Simultaneous with the consummation of the Initial Public Offering, the Sponsor, I-Bankers Securities, Inc. and Dawson James, consummated the private placement warrants of an aggregate of 7,470,000 warrants at a price of $1.00 per warrant, generating total proceeds of $7,470,000. Each Unit consists of one share of Class A common stock and one right. Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Of the gross proceeds received from the Initial Public Offering, the full exercise of the over-allotment option and the Private Placement Warrants, an aggregate of $116,725,000 was placed in the Trust Account.

We incurred transaction costs amounting to $5,368,092 consisting of $2,300,000 of cash underwriting discount, $2,239,466 fair value of representative shares, and $828,626 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the three months ended June 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation-S-K).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated June 13, 2023, by and among the Company, I-Bankers and Dawson James.(1)
1.2	Business Combination Marketing Agreement, dated June 13, 2023, by and among the Company, I-Bankers and Dawson James Securities, Inc. (1)
3.1	Amended and Restated Certificate of Incorporation(1)
3.2*	By-Laws of ESH Acquisition Corp.
4.1	Rights Agreement, dated June 13, 2023, by and between the Company and CST(1)
4.2	Warrant Agreement, dated June 13, 2023, by and between CST and the Company. (1)
10.1	Investment Management Trust Agreement, dated June 13, 2023, by and between CST and the Company. (1)
10.2	Registration and Rights Agreement, dated June 13, 2023, by and among the Company, the Sponsor, I-Bankers and Dawson James. (1)
10.3	Private Placement Warrants Purchase Agreement, dated June 13, 2023, by and among the Company, the Sponsor, I-Bankers and Dawson James. (1)
10.4	Indemnity Agreement, dated June 13, 2023, by and between the Company and James Franics. (1)
10.5	Indemnity Agreement, dated June 13, 2023, by and between the Company and Jonathan Morris. (1)
10.6	Indemnity Agreement, dated June 13, 2023, by and between the Company and Thomas Wolber. (1)
10.7	Indemnity Agreement, dated June 13, 2023, by and between the Company and Jonathan Gordon. (1)
10.8	Indemnity Agreement, dated June 13, 2023, by and between the Company and Christina Francis. (1)
10.9	Indemnity Agreement, dated June 13, 2023, by and between the Company and Christopher Ackerley. (1)
10.10	Indemnity Agreement, dated June 13, 2023, by and between the Company and Allen Weiss. (1)
10.11	Administrative Services Agreement, dated June 13, 2023, between the Company and the Sponsor. (1)
10.12	Letter Agreement, dated June 13, 2023, by and among the Company, the Sponsor, I-Bankers, Dawson James and the Company’s officers and directors. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

*	Filed herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 20, 2023 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESH Acquisition Corp.

Date: August 18, 2023	By:	/s/ James Francis
	Name:	James Francis
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 18, 2023	By:	/s/ Jonathan Morris
	Name:	Jonathan Morris
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)