Form 10-Q
period 2023-09-30
ESH Acquisition Corp.
filed 2023-11-14
CIK 1918661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

As of November 13, 2023, there were 11,787,500 shares of Class A common stock, $0.0001 par value and 2,875,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ESH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

ESH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$1,968,602	$44,963
Due from Sponsor	1,436	—
Prepaid expenses	36,975	—
Short-term prepaid insurance	281,681	—
Total Current Assets	2,288,694	44,963

Deferred offering costs	—	414,030
Long-term prepaid insurance	197,959	—
Investments held in Trust Account	118,425,010	—
TOTAL ASSETS	$120,911,663	$458,993

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$104,335	$203,265
Franchise tax payable	150,000	1,500
Income taxes payable	401,037	—
Promissory note – related party	—	249,560
TOTAL LIABILITIES	655,372	454,325

Commitments and Contingencies

COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class A common stock subject to possible redemption, 11,500,000 shares at redemption value of $10.25 per share at September 30, 2023 and none at December 31, 2022	117,873,973	—

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized: 287,500 and 0 issued and outstanding (excluding 11,500,000 and 0 shares subject to possible redemption) at September 30, 2023 and December 31, 2022, respectively (1)	28	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 issued and outstanding at September 30, 2023 and December 31, 2022(1)	288	288
Additional paid-in capital	1,492,085	24,712
Retained earnings (Accumulated deficit)	889,917	(20,332)
TOTAL STOCKHOLDERS’ EQUITY	2,382,318	4,668
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY	$120,911,663	$458,993

(1)	At December 31, 2022, included up to 375,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ESH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative expenses	$192,915	$4,018	$235,785	$15,383
Franchise tax expense	50,000	—	152,939	1,050
Loss from operations	(242,915)	(4,018)	(388,724)	(16,433)

Other income:
Interest earned on investments held in Trust Account	1,522,943	—	1,700,010	—
Total other income	1,522,943	—	1,700,010	—

Income (loss) before provision for income taxes	1,280,028	(4,018)	1,311,286	(16,433)
Provision for income taxes	(381,808)	—	(401,037)	—
Net income (loss)	$898,220	$(4,018)	$910,249	$(16,433)

Basic and diluted weighted average shares outstanding, Class A common stock	11,787,500	—	4,593,658	—
Basic and diluted net income (loss) per share	$0.06	$—	$0.13	$—

Diluted weighted average shares outstanding, Class A common stock	11,787,500	—	4,593,658	—
Diluted net income (loss) per share	$0.06	$—	$0.12	$—

Basic weighted average shares outstanding, Class B common stock(1)	2,875,000	2,500,000	2,646,140	2,500,000
Basic net income (loss) per share	$0.06	$(0.00)	$0.13	$(0.01)

Diluted weighted average shares outstanding, Class B common stock(1)	2,875,000	2,500,000	2,875,000	2,500,000
Diluted net income (loss) per share	$0.06	$(0.00)	$0.12	$(0.01)

(1)	At December 31, 2022, excluded an aggregate of 375,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ESH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings/ Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2023(1)	—	$—	2,875,000	$288	$24,712	$(20,332)	$4,668
Net loss	—	—	—	—	—	(2,867)	(2,867)
Balance – March 31, 2023(1) (unaudited)	—	—	2,875,000	288	24,712	(23,199)	1,801
Sale of 7,470,000 Private Placement Warrants	—	—	—	—	7,470,000	—	7,470,000
Fair value of rights included in Public units	—	—	—	—	1,398,400	—	1,398,400
Allocated value of transaction costs to Class A shares	—	—	—	—	(115,203)	—	(115,203)
Issuance of Representative Shares	287,500	28	—	—	2,239,438	—	2,239,466
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	(8,434,127)	—	(8,434,127)
Net income	—	—	—	—	—	14,896	14,896
Balance – June 30, 2023 (unaudited)	287,500	28	2,875,000	288	2,583,220	(8,303)	2,575,233
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	(1,091,135)	—	(1,091,135)
Net income	—	—	—	—	—	898,220	898,220
Balance – September 30, 2023 (unaudited)	287,500	$28	2,875,000	$288	$1,492,085	$889,917	$2,382,318

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Stock subscription	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	receivable	Deficit	Equity
Balance — January 1, 2022(1)	—	$—	2,875,000	$288	$24,712	$(25,000)	$(864)	$(864)
Collection of subscription receivable	—	—	—	—	—	25,000	—	25,000
Net loss	—	—	—	—	—	—	(584)	(584)
Balance – March 31, 2022(1) (unaudited)	—	—	2,875,000	288	24,712	—	(1,488)	23,552
Net loss	—	—	—	—	—	—	(11,831)	(11,831)
Balance – June 30, 2022(1) (unaudited)	—	$—	2,875,000	$288	$24,712	$—	$(13,279)	$11,721
Net loss	—	—	—	—	—	—	(4,018)	(4,018)
Balance – September 30, 2022(1) (unaudited)	—	$—	2,875,000	$288	$24,712	$—	$(17,297)	$7,703

(1)	Included up to 375,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ESH ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$910,249	$(16,433)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,700,010)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(11,975)	—
Short-term prepaid insurance	(281,681)	—
Long term prepaid insurance	(197,959)	—
Due from Sponsor	(1,436)	—
Accounts payable and accrued expenses	26,070	(25,000)
Franchise tax payable	148,500	1,050
Income taxes payable	401,037	—
Net cash used in operating activities	(707,205)	(40,383)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(116,725,000)	—
Net cash used in investing activities	(116,725,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	112,700,000	—
Proceeds from sale of Private Placements Warrants	7,470,000	—
Repayment of promissory note - related party	(249,560)	—
Proceeds received for stock subscription receivable	—	25,000
Proceeds from promissory note - related party	—	222,000
Payment of offering costs	(564,596)	(158,618)
Net cash provided by financing activities	119,355,844	88,382

Net Change in Cash	1,923,639	47,999
Cash – Beginning of period	44,963	—
Cash – End of period	$1,968,602	$47,999

Non-Cash investing and financing activities:
Offering costs included in accrued expenses	$75,000	$122,851
Offering costs paid via promissory notes	$—	$27,560

The accompanying notes are an integral part of the unaudited condensed financial statements.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from November 17, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2023

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

SEPTEMBER 30, 2023

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

Risks and Uncertainties

Management is currently evaluating the impact of the current global economic uncertainty, rising interest rates, high inflation, high energy prices, supply chain disruptions, the Israel-Hamas conflict and the Russia-Ukraine war (including the impact of any sanctions imposed in response thereto) and has concluded that while it is reasonably possible that any of these could have a negative effect on our financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude, or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on June 15, 2023, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on June 23, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

SEPTEMBER 30, 2023

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,968,602 and $44,963 of cash as of September 30, 2023 and December 31, 2022, respectively, and no cash equivalents.

Investments Held in Trust Account

At September 30, 2023, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. treasury securities.

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

SEPTEMBER 30, 2023

(UNAUDITED)

Class A Common Stock Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s initial business combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at September 30, 2023, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023, 11,500,000 Class A common stock subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the accompanying condensed balance sheets. There were none outstanding at December 31, 2022.

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(1,398,400)
Class A common stock issuance costs	(5,252,889)
Plus:
Remeasurement of carrying value to redemption value	9,525,262
Class A Common Stock subject to possible redemption, September 30, 2023	$117,873,973

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed de minimis as of September 30, 2023. The Company’s effective tax rate was 29.83% and 0.00% for the three months ended September 30, 2023 and 2022, respectively, and 30.58% and 0.00% for the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2023 and 2022, due to the valuation allowance on the deferred tax assets.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share
Numerator:
Allocation of net income (loss)	$722,098	$176,122	$—	$(4,018)	$577,554	$332,695	$—	$(16,433)
Denominator:
Basic weighted average shares outstanding	11,787,500	2,875,000	—	2,500,000	4,593,658	2,646,140	—	2,500,000
Basic net income (loss) per share	$0.06	$0.06	$—	$(0.00)	$0.13	$0.13	$—	$(0.01)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$722,098	$176,122	$—	$(4,018)	$559,856	$350,393	$—	$(16,433)
Denominator:
Diluted weighted average shares outstanding	11,787,500	2,875,000	—	2,500,000	4,593,658	2,875,000	—	2,500,000
Diluted net income (loss) per share	$0.06	$0.06	$—	$(0.00)	$0.12	$0.12	$—	$(0.01)

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

SEPTEMBER 30, 2023

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

Related Party Loans

Promissory Note to Sponsor

On December 17, 2021 and as amended on May 9, 2023, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note is non-interest bearing, unsecured and due upon the earlier of (x) June 30, 2023 (as amended), and (y) the closing of the Initial Public Offering. The outstanding balance of $249,560 was repaid at the closing of the Initial Public Offering on June 16, 2023. As of September 30, 2023, this facility is no longer available.

Due from Sponsor

At the closing of the Initial Public Offering on June 16, 2023, a portion of the proceeds from the sale of the Private Placement Warrants in the amount of $45,440 was due to the Company to be held outside of the Trust Account for working capital purposes. On June 21, 2023, the Sponsor paid the Company an amount of $30,292 to partially settle the outstanding balance. In July 2023, the Sponsor paid $13,712 expense reimbursements on behalf of the Company. As of September 30, 2023, the Sponsor owes the Company an outstanding amount of $1,436.

Working Capital Loan

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

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

For the three and nine months ended September 30, 2023, the Company incurred and paid $15,000 and $17,795 in fees for these services, respectively. For the three and nine months ended September 30, 2022, the Company did not incur any such fees for these services.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2023, there were 287,500 shares of Class A common stock issued and outstanding, excluding 11,500,000 shares of Class A common stock subject to possible redemption. At December 31, 2022, there were no shares of Class A common stock issued or outstanding.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(UNAUDITED)

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2023 and December 31, 2022, there were 2,875,000 shares of Class B common stock issued and outstanding. At December 31, 2022, the issued and outstanding Class B common stock included up to 375,000 shares subject to forfeiture to the extent that the over-allotment option was not exercised in full or in part by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the Representative Shares). As a result of the underwriters’ election to fully exercise their over-allotment option on June 16, 2023, 375,000 founder shares are no longer subject to forfeiture.

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

Rights — At September 30, 2023 and December 31, 2022, there were 11,500,000 and 0 rights outstanding, respectively. Each holder of a right will receive one-tenth (1/10) of a share of Class A common stock upon consummation of the initial Business Combination. In the event the Company will not be the survivor upon completion of the initial Business Combination, each holder of a right will be required to convert his, her or its rights in order to receive the 1/10 share underlying each right (without paying any additional consideration) upon consummation of the Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and it liquidates the funds held in the trust account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. No fractional shares will be issued upon conversion of any rights. As a result, a holder must have 10 rights to receive one share of common stock at the closing of the Business Combination.

Warrants — At September 30, 2023 and December 31, 2022, there were 7,470,000 and 0 warrants outstanding, respectively. No public warrants were sold in the Initial Public Offering. The Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the initial Business Combination.

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

SEPTEMBER 30, 2023

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

SEPTEMBER 30, 2023

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

At September 30, 2023, assets held in the Trust Account were comprised of $118,425,010 in money market funds which are invested primarily in U.S. Treasury Securities. Through September 30, 2023, the Company has not withdrawn any income earned from the Trust Account to pay certain tax obligations.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2023
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$118,425,010

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 17, 2021 (inception) through September 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had a net income of $898,220, which consists of interest income on investments held in the Trust Account of $1,522,943, offset by operating costs of $192,915, provision for income taxes of $381,808, and franchise tax expense of $50,000.

For the nine months ended September 30, 2023, we had a net income of $910,249, which consists of interest income on investments held in the Trust Account of $1,700,010, offset by operating costs of $235,785, provision for income taxes of $401,037, and franchise tax expense of $152,939.

For the three months ended September 30, 2022, we had net loss $4,018, which consisted of formation and operating costs.

For the nine months ended September 30, 2022, we had net loss $16,433, which consisted of formation and operating costs of $15,383 and franchise expense of $1,050.

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

For the nine months ended September 30, 2023, cash used in operating activities was $707,205. Net income of $910,249 was affected by interest earned on investments held in the Trust Account of $1,700,010. Changes in operating assets and liabilities provided $82,556 of cash for operating activities.

For the nine months ended September 30, 2022, cash used in operating activities was $40,383. Net loss of $16,433 was affected by changes in operating assets and liabilities which used $23,950 of cash for operating activities.

As of September 30, 2023, we had investments held in the Trust Account of $118,425,010 (including approximately $1,700,010 of interest income) consisting of U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2023, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2023, we had cash of $1,968,602. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2023, 11,500,000 shares of Class A common stock are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the three months ended September 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation-S-K).

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

ESH Acquisition Corp.

Date: November 14, 2023	By:	/s/ James Francis
	Name:	James Francis
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Jonathan Morris
	Name:	Jonathan Morris
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)