Form 10-K
period 2023-12-31
ESH Acquisition Corp.
filed 2024-04-01
CIK 1918661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-41718

ESH ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	87-4000684
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)

228 Park Ave S, Suite 89898 New York, NY	10003
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 212-287-5022

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name Of Each Exchange On Which Registered
Units	ESHAU	The Nasdaq Global Market
Class A shares	ESHA	The Nasdaq Global Market
Rights	ESHAR	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.0405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of December 31, 2023, there were 11,787,500 shares of Class A common stock, $0.0001 par value and 2,875,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference

The information contained in the registrant’s prospectus dated June 13, 2023, as filed with the Securities and Exchange Commission on June 15, 2023, pursuant to Rule 424(b)(4) (SEC File No. 333-265226) is incorporated into certain portions of Part I, as disclosed herein.

i

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K (the “Form 10-K”), references to the “Company” and to “we,” “us,” and “our” refer to ESH Acquisition Corp.

ESH Acquisition Corp. (the “Company”) is a blank check company that was incorporated as a Delaware corporation on November 17, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities that the Company has not yet identified (the “Initial Business Combination”).

We intend to effectuate our Initial Business Combination using cash from the proceeds of the initial public offering (the “IPO”) and the private placement of the private placement warrants (“Private Placement Warrants”), the proceeds of the sale of our shares in connection with our Initial Business Combination (which may include sales pursuant to a forward purchase agreement), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

On June 16, 2023, the Company consummated the IPO of 11,500,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000. Simultaneously with the closing of the IPO, the Company consummated the sale of 7,470,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to the Company’s Sponsor, ESH Sponsor LLC, a limited liability company, which is an affiliate of members of the Board of Directors and management team (the “Sponsor”), and I-Bankers Securities, Inc. (“I-Bankers”) and Dawson James (“Dawson James”), the representative of the underwriters of the IPO, generating gross proceeds of $7,470,000. $116,725,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the trust account (“Trust Account”) with Continental Stock Transfer & Trust Company.

On December 17, 2021, the Sponsor subscribed to purchase 8,625,000 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”) for a subscription price of $25,000. Such subscription receivable was paid in full on March 9, 2022. On May 8, 2023, the Sponsor surrendered an aggregate of 5,750,000 shares of its Class B common stock for no consideration, which were cancelled, resulting in the Initial Stockholders holding an aggregate of 2,875,000 Founder Shares. The holders of the Founder Shares prior to our IPO (the “Initial Stockholders”) agreed to forfeit up to 375,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture was to be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the IPO (excluding the Representative Shares, as defined below). On June 16, 2023, the underwriters exercised their over-allotment option in full as part of the initial closing of the IPO. As such, the 375,000 Founder Shares are no longer subject to forfeiture.

Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the IPO held in the Trust Account so that the Trust Account holds $10.15 per unit sold. If the Company does not complete an Initial Business Combination within the Combination Period (as defined below), the Private Placement Warrants will expire worthless. The Private Placement Warrants will be redeemable and exercisable on a cashless basis.

The Company incurred offering costs amounting to $5,368,092 as a result of the IPO consisting of a $2,300,000 cash underwriting discount, $2,239,466 fair value of Representative Shares (as defined below), and $828,626 of other offering costs.

For further details regarding our business, see the section titled “Proposed Business” contained in our Prospectus dated June 13, 2023, incorporated by reference herein (the “Prospectus”)

Effecting our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations until after the consummation of the Initial Business Combination. We intend to effectuate our Initial Business Combination using cash from the proceeds of the IPO and the private placement of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our Initial Business Combination (which may include sales pursuant to a forward purchase agreement or backstop agreement we may enter into following the consummation of the IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our Initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our Initial Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our Initial Business Combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our Initial Business Combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our Initial Business Combination, and we may effectuate our Initial Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of the IPO and the sale of the Private Placement Warrants, and may as a result be required to seek additional financing to complete such proposed Initial Business Combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our Initial Business Combination. In the case of an Initial Business Combination funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the Initial Business Combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our Initial Business Combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the Prospectus and know what types of businesses we are targeting. Our officers and directors, as well as our Sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our Sponsor and their respective industry and business contacts as well as their affiliates.

We will pay a marketing fee (in an amount equal to 3.5% of the gross proceeds of our IPO) to I-Bankers and Dawson James, collectively, ($500,000 of such fee shall be payable to another advisor of our choice who is a member of FINRA or regulated broker-dealer) upon the closing of our Initial Business Combination pursuant to our business combination marketing agreement with I-Bankers and Dawson James. In addition, if a business combination is consummated with a target introduced to us by I-Bankers, we will pay I-Bankers a finder fee equal to 1% of the consideration issued to the target. See the Prospectus section titled “Underwriting” for a description of underwriting compensation payable to the underwriters.

We are not prohibited from pursuing an Initial Business Combination with a company that is affiliated with our Sponsor, officers or directors, or their respective affiliates. In the event we seek to complete our Initial Business Combination with a company that is affiliated with our Sponsor, officers or directors, or their respective affiliates, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our Initial Business Combination is fair to our Company and our stockholders from a financial point of view. We are not required to obtain such an opinion in any other context. As more fully discussed in the section of the Prospectus entitled “Management-Conflicts of Interest,” if any of our officers or directors becomes aware of an Initial Business Combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Fair Market Value of Target Business

So long as we obtain and maintain a listing for our securities on the Nasdaq Global Market (“Nasdaq”), our Initial Business Combination must be with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the value of the assets held in the Trust Account (excluding the marketing fee and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our Initial Business Combination. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. Additionally, pursuant to Nasdaq rules, any Initial Business Combination must be approved by a majority of our independent directors.

We anticipate structuring our Initial Business Combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our Initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our Initial Business Combination could own less than a majority of our outstanding shares subsequent to our Initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the Initial Business Combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Lack of Business Diversification

We may effectuate our Initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Initial Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

Shareholders May Not Have the Ability to Approve an Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of Initial Business Combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our Initial Business Combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding (other than in a public offering);

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Class A common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of Class A common stock will result in our undergoing a change of control.

Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only the Combination Period to complete our Initial Business Combination (the “Combination Period”). If we are unable to complete our Initial Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete our business combination within the Combination Period.

Our Initial Stockholders, directors, officers and I-Bankers and Dawson James have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Representative Shares if we fail to complete our Initial Business Combination within the Combination Period. However, if our Initial Stockholders, directors, officers and I-Bankers and Dawson James acquire Public Shares after our IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our Initial Business Combination within the Combination Period.

Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Initial Business Combination within the Combination Period or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding Public Shares. However, we may not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately before and after the consummation of our Initial Business Combination (so that we are not subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $2,320,000 of proceeds held outside the Trust Account after the payment of liability insurance premiums for D&O insurance, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our IPO and the private placement, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.15. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.15. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.15 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not asked our Sponsor to reserve for such indemnification obligations, and our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. We believe the likelihood of our Sponsor having to indemnify the Trust Account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

In the event that the proceeds in the Trust Account are reduced below (i) $10.15 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.15 per share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the Trust Account is remote. Further, our Sponsor may be liable only to the extent necessary to ensure that the amounts in the Trust Account are not reduced below (i) $10.15 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes, and will not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure you we will be able to return $10.15 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) the completion of our Initial Business Combination, (ii) the redemption of any Public Shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, and (iii) the redemption of all of our Public Shares if we are unable to complete our Initial Business Combination within the Combination Period, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our Initial Business Combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business for our Initial Business Combination, we may encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the Initial Business Combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our Initial Business Combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an Initial Business Combination.

Human Capital Resources

We currently have two executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Initial Business Combination. The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our Initial Business Combination and the current stage of the business combination process.

ITEM 1A. RISK FACTORS

Summary of Risk Factors

An investment in our securities involves a high degree of risk. Below is a summary of the principal risk factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this summary of risk factors, and other risks that we face, can be found below in “Risk Factors” and should be carefully considered, together with other information in this Form 10-K. Our principal risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	newly formed company without an operating history;

●	delay in receiving distributions from the Trust Account;

●	lack of opportunity to vote on our proposed business combination;

●	lack of protections afforded to investors of blank check companies;

●	deviation from acquisition criteria;

●	issuance of equity and/or debt securities to complete a business combination;

●	lack of working capital;

●	third-party claims reducing the per-share redemption price;

●	our stockholders being held liable for claims by third parties against us;

●	failure to enforce our Sponsor’s indemnification obligations;

●	warrant holders limited to exercising warrants only on a “cashless basis;”

●	dependence on key personnel;

●	conflicts of interest of our Sponsor, officers and directors;

●	the delisting of our securities by the Nasdaq;

●	dependence on a single target business with a limited number of products or services;

●	shares being redeemed and warrants becoming worthless;

●	our competitors with advantages over us in seeking business combinations;

●	ability to obtain additional financing;

●	our Initial Stockholders controlling a substantial interest in us;

●	warrants’ adverse effect on the market price of our common stock;

●	disadvantageous timing for redeeming warrants;

●	registration rights’ adverse effect on the market price of our common stock;

●	impact of COVID-19 and related risks;

●	changes in laws or regulations;

●	uncertain tax consequences; and

●	the other risks and uncertainties discussed below in “Risk Factors” and elsewhere in this Form 10-K.

RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this filing, before making a decision to invest in our Units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to Our Search For, Consummation of, or Inability to Consummate, our Initial Business Combination

We may engage our underwriters or one of their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an Initial Business Combination or as placement agent in connection with a related financing transaction. These financial incentives may cause our underwriters to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an Initial Business Combination.

We may engage our underwriters or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriters or their respective affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. Such underwriters or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an Initial Business Combination.

We may not be able to complete an Initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or business combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit an Initial Business Combination to be consummated with us, we may not be able to consummate a business combination with such target.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more than a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States.

Outside the United States, laws or regulations may affect our ability to consummate our Initial Business Combination with potential target companies incorporated or having business operations in jurisdiction where national security considerations, involvement in regulated industries (including telecommunications), or in businesses relating to a country’s culture or heritage may be implicated. Our Sponsor is a U.S. entity, and the managing member of our Sponsor is a U.S. person. Our Sponsor is not controlled by and does not have substantial ties with a non-U.S. person.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

As a result of these various restrictions, the pool of potential targets with which we could complete an Initial Business Combination could be limited and we may be adversely affected in terms of competing with other SPACs which do not have similar foreign ownership issues. Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our Initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.15 per share, and our warrants and rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company

I-Bankers and Dawson James may have a conflict of interest in rendering services to us in connection with our Initial Business Combination.

We have engaged I-Bankers and Dawson James to assist us in connection with our Initial Business Combination. We will pay I-Bankers and Dawson James the marketing fee for such services upon the consummation of our Initial Business Combination in an aggregate amount equal to $0.35 per unit, or $3,500,000 in the aggregate (or up to 4,025,000 if the underwriters’ over-allotment option is exercised in full). In addition, we will pay I-Bankers a finder’s fee equal to 1.0% of the consideration issued to a target if the Initial Business Combination is consummated with a target introduced by I-Bankers. The Representative Shares and the Private Placement Warrants owned by I-Bankers and Dawson James will also be worthless if we do not consummate an Initial Business Combination. These financial interests may result in I-Bankers and Dawson James having a conflict of interest when providing the services to us in connection with an Initial Business Combination.

Changes in the market for directors and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an Initial Business Combination.

In recent months, the market for directors and officers’ liability insurance for blank check companies has changed in ways adverse to us and our officers and directors. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and consummate an Initial Business Combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post business combination entity’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an Initial Business Combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the Initial Business Combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“Run-Off Insurance”). The need for Run-Off Insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an Initial Business Combination on terms favorable to our stockholders.

We may issue our shares to investors in connection with our Initial Business Combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our Initial Business Combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.15 per share or which approximates the per-share amounts in our Trust Account at such time, which is generally approximately $10.15. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

Our public stockholders may not be afforded an opportunity to vote on our proposed Initial Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our Initial Business Combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our Initial Business Combination unless the business combination would require stockholder approval under applicable state law or the rules of Nasdaq or if we decide to hold a stockholder vote for business or other reasons. For instance, the Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except for as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our Founder Shares will participate in the vote on such approval. Accordingly, we may consummate our Initial Business Combination even if holders of a majority of the outstanding shares of our Class A common stock do not approve of the business combination we consummate. Please see the section entitled “Proposed Business — Stockholders May Not Have the Ability to Approve Our Initial Business Combination” in the Prospectus for additional information.

If we seek stockholder approval of our Initial Business Combination, our Sponsor, officers and directors have agreed to vote in favor of such Initial Business Combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the Initial Stockholders agree to vote their Founder Shares in accordance with the majority of the votes cast by the public stockholders in connection with an Initial Business Combination, our Sponsor, officers and directors have agreed to vote their Founder Shares, as well as any Public Shares they may purchase, in favor of our Initial Business Combination. Our Sponsor will own 20% of our outstanding shares of common stock (excluding the Representative shares). As a result, in addition to the Founder Shares held by our Sponsor and the 250,000 Representative shares, we would need 3,625,001, or approximately 36.3%, of the 10,000,000 Public Shares sold in the IPO, to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our Initial Business Combination approved (assuming the underwriters’ over-allotment option is not exercised). Furthermore, assuming only the minimum number of stockholders required to be present at the stockholders’ meeting held to approve our Initial Business Combination are present at such meeting, in addition to the Founder Shares held by our Sponsor and the 250,000 Representative shares, we would need only 437,501 of the 10,000,000 Public Shares, or approximately 4.4% of the shares sold as part of the Units in the IPO, to be voted in favor of our Initial Business Combination in order to have such transaction approved (assuming the underwriters’ over-allotment option is not exercised). In addition, in the event that our Board of Directors amends our bylaws to reduce the number of shares required to be present at a meeting of our stockholders, we would need even fewer Public Shares to be voted in favor of our Initial Business Combination to have such transaction approved.

Accordingly, if we seek stockholder approval of our Initial Business Combination, it is more likely that the necessary stockholder approval will be received than would be the case if our Initial Stockholders, I-Bankers and Dawson James agreed to vote their shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

At the time of your investment in us, you may not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our Board of Directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our Initial Business Combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the marketing fee payable to I-Bankers, Dawson James and an advisor of our choice (who is a member of FINRA or regulated broker-dealer) will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of the marketing fee is not available for us to use as consideration in an Initial Business Combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately before and after the consummation of our Initial Business Combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Initial Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 both immediately before and after the consummation of our Initial Business Combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us. If we are able to consummate an Initial Business Combination, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the marketing fee.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our Initial Business Combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our business combination. The amount of the marketing fee payable to I-Bankers and Dawson James will not be adjusted for any shares that are redeemed in connection with an Initial Business Combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure, or may incentivize us to structure a transaction whereby we issue shares to new investors and not to sellers of target businesses.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our Initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our Initial Business Combination would be unsuccessful is increased. If our Initial Business Combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our Initial Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would optimize value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our Initial Business Combination within the Combination Period. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our Initial Business Combination with that particular target business, we may be unable to complete our Initial Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our Initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our Initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our public stockholders may only receive $10.15 per share, or less than such amount in certain circumstances.

We must complete our Initial Business Combination within the Combination Period. We may not be able to find a suitable target business and complete our Initial Business Combination within such time period. Furthermore, our ability to complete our Initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including the impact of events such as the war between Russia and the Ukraine.

If we have not completed our Initial Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.15 per share and our rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share on the redemption of their shares.

If we seek stockholder approval of our Initial Business Combination, our Initial Stockholders, directors, executive officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our Initial Stockholders, directors, executive officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our Initial Business Combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares in such transactions. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Initial Stockholders, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of a business combination that may not otherwise have been possible. Any such purchases of our securities may result in the completion of our Initial Business Combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. However, in the event we conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, if our Initial Stockholders, I-Bankers, Dawson James, directors, executive officers, advisors or their affiliates were to purchase shares or warrants from public stockholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	the Company’s registration statement/proxy statement filed for its business combination transaction would disclose the possibility that the Company’s Initial Stockholders, I-Bankers, Dawson James, directors, officers, advisors or their or its respective affiliates may purchase shares from public stockholders outside the redemption process, along with the purpose of such purchases;

●	if the Company’s Initial Stockholders, I-Bankers, Dawson James, directors, officers, advisors or their or its respective affiliates were to purchase shares from public stockholders, they would do so at a price no higher than the price offered through the Company’s redemption process;

●	the Company’s registration statement/proxy statement filed for its business combination transaction would include a representation that any of the Company’s securities purchased by the Company’s Initial Stockholders, I-Bankers, Dawson James, directors, officers, advisors or their or its respective affiliates would not be voted in favor of approving the business combination transaction;

●	the Company’s Initial Stockholders, I-Bankers, Dawson James, directors, officers, advisors or their or its respective affiliates would not possess any redemption rights with respect to the Company’s securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	the Company would disclose in its Form 8-K, before to the Company’s security holder meeting to approve the business combination transaction, the following material items:

●	the amount of the Company’s securities purchased outside of the redemption offer by the Company’s Sponsor, directors, officers, advisors or their affiliates, along with the purchase price;

●	the purpose of the purchases by the Company’s Initial Stockholders, I-Bankers, Dawson James, directors, officers, advisors or their or its respective affiliates;

●	the impact, if any, of the purchases by the Company’s Initial Stockholders, I-Bankers, Dawson James, directors, officers, advisors or their or its respective affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of Company security holders who sold to the Company’s Sponsor, directors, officers, advisors or their affiliates (if not purchased on the open market) or the nature of Company security holders (e.g., 5% security holders) who sold to the Company’s Initial Stockholders, I-Bankers, Dawson James, directors, officers, advisors or their or its respective affiliates; and

●	the number of Company securities for which the Company has received redemption requests pursuant to its redemption offer.

If a stockholder fails to receive notice of our offer to redeem our Public Shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our Initial Business Combination will describe the various procedures that must be complied with in order to validly tender or redeem Public Shares. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed. See the section in the Prospectus titled “Proposed Business — Business Strategy — Tendering stock certificates in connection with a tender offer or redemption rights.”

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the IPO and the sale of the Private Placement Warrants are intended to be used to complete an Initial Business Combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and we have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, if we were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an Initial Business Combination. For a more detailed comparison of our offering to offerings that comply with Rule 419, please see the section in the Prospectus titled “Proposed Business — Comparison of Our initial offering to Those of Blank Check Companies Subject to Rule 419.”

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold 15% or more of our Class A common stock, you will lose the ability to redeem all such shares equal to or in excess of 15% of our Class A common stock.

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to an aggregate of 15% or more of the shares sold in the IPO, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares equal to or exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our Initial Business Combination. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.15 per share, on our redemption, and our rights will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of Class A common stock redeemed and, in the event we seek stockholder approval of our business combination, we make purchases of our Class A common stock, the resources available to us for our Initial Business Combination will potentially be reduced. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.15 per share on the liquidation of our Trust Account and our rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share upon our liquidation.

If the net proceeds of the IPO and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the Combination Period, we may be unable to complete our Initial Business Combination, in which case our public stockholders may only receive $10.15 per share, or less than such amount in certain circumstances, and our rights will expire worthless.

We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least the duration of the Combination Period; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.15 per share on the liquidation of our Trust Account and our rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share upon our liquidation.

If the net proceeds of the IPO and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our Initial Business Combination and we will depend on loans from our Initial Stockholders or management team to fund our search, to pay our taxes and to complete our business combination.

If we are required to seek additional capital, we would need to borrow funds from our Initial Stockholders, management team or other third parties to operate or may be forced to liquidate. None of our Initial Stockholders, members of our management team or any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Initial Business Combination. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period of the underlying warrants. We do not expect to seek loans from parties other than our Initial Stockholders or an affiliate of our Initial Stockholders as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.15 per share on our redemption of our Public Shares, and our rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share upon our liquidation.

We may seek acquisition opportunities in companies that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our Company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this filing regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our Initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our Initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our Initial Business Combination will not have all of these positive attributes. If we complete our Initial Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our Initial Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.15 per share on the liquidation of our Trust Account and our rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share upon our liquidation.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our Company from a financial point of view.

Unless we complete our business combination with an affiliated entity, or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying for a target is fair to our Company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our Board of Directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our Initial Business Combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.15 per share on the liquidation of our Trust Account and our rights will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific Initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our Initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.15 per share on the liquidation of our Trust Account and our rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share upon our liquidation.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our Initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our Initial Business Combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our Initial Business Combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our Initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our Initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers and directors which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers and directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under the Prospectus section titled “Management — Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our Initial Business Combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business — Effecting our Initial Business Combination — Selection of a target business and structuring of our Initial Business Combination “ and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm, or from an independent accounting firm, regarding the fairness to our Company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

We will likely only be able to complete one business combination with the proceeds of the IPO and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our Initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Initial Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Initial Business Combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our Initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our Initial Business Combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our Initial Business Combination with a private company about which little information is available, which may result in an Initial Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our Initial Business Combination strategy, we may seek to effectuate our Initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential Initial Business Combination on the basis of limited information, which may result in an Initial Business Combination with a company that is not as profitable as we suspected, if at all.

We may reincorporate in another jurisdiction in connection with an Initial Business Combination and such reincorporation may result in taxes imposed on stockholders.

We may effect a business combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located or reincorporate in another jurisdiction. Such transactions may result in tax liability for a stockholder in the jurisdiction in which the stockholder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. We do not intend to make any cash distribution to shareholders to pay such taxes. Stockholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Our management may not be able to maintain control of a target business after our Initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our Initial Business Combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of Class A common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of Class A common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately before and after the consummation of our Initial Business Combination. The absence of such a redemption threshold may make it possible for us to complete our Initial Business Combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately before and after the consummation of our Initial Business Combination (such that we become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Initial Business Combination. As a result, we may be able to complete our Initial Business Combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our Initial Business Combination and do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Initial Stockholders, including our officers or directors, or their advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

We may be unable to obtain additional financing to complete our Initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the IPO and the sale of the Private Placement Warrants is sufficient to allow us to complete our Initial Business Combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the IPO and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our Initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our Initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our Initial Business Combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our Initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination. If we are unable to complete our Initial Business Combination, our public stockholders may only receive approximately $10.15 per share on the liquidation of our Trust Account, and our rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share upon our liquidation.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous Initial Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our Initial Business Combination within the prescribed time frame.

Risks Relating to the Post-Initial Business Combination Company

Subsequent to the completion of our Initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our Initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

Although we expect to focus our search for a target business on entities in the global entertainment, sports and hospitality (“ESH”) sectors, we may seek to complete a business combination with an operating company in any industry or sector. However, we are not, under our amended and restated certificate of incorporation, permitted to effectuate our business combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’ operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

We may face risks related to companies in the global ESH sectors.

Business combinations with companies in the global ESH sectors entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

●	an inability to build or maintain strong brand identity and reputation and to improve customer and supporter satisfaction and loyalty;

●	a dependence in part on relationships with third parties and an inability to attract or retain Sponsorships, advertisers, or partners;

●	changes in pricing, including changes in the demand for tickets, media rights or consumer products associated with our target business;

●	an inability to sell, license, market, protect and enforce the intellectual property and other rights on which our target business may depend;

●	seasonality and weather conditions that may cause our operating results to vary from quarter to quarter;

●	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute; and

●	business interruptions due to natural disasters, terrorist incidents, outbreak of disease (including the recent COVID-19 pandemic and related shelter-in-place orders, travel, social distancing and quarantine policies, boycotts, curtailment of trade and other business restrictions), and other events.

●	Business combinations with companies in the global sports sector entail special considerations and risks, including potential limitations and restrictions on our ability to complete business combinations imposed by professional sports leagues with which prospective target businesses may be associated:

●	the popularity of any sports franchises that we control or with whom we partner, and, in varying degrees, the ability of those franchises to achieve competitive success, depends on the viability and the popularity of the sports leagues and sports with which such franchises are associated, which can generate or impact supporter enthusiasm, resulting in increased or decreased revenues;

●	an inability to attract or retain key personnel, including players for any sports franchises we may control, and an inability of professional sports leagues to maintain labor relations or successfully negotiate new collective bargaining agreements with unionized players, referees or other employees on favorable terms;

●	an inability to negotiate and control pricing of key media contracts for any sports franchises we may control;

●	an inability of any sports franchises that we control or with which we have partnerships to qualify for playoffs or certain competitions;

●	special rules and regulations imposed by sports leagues on franchises, including rules and regulations regarding confidentiality, investments and sales of interests in sports franchises, financing transactions (including the ability to incur indebtedness, make distributions or engage in other liquidity transactions) and insolvency and bankruptcy;

●	the ability of the member teams of sports leagues to take actions contrary to the interests of sports franchises, including asserting control over certain matters such as telecast rights, licensing rights, the length and format of the playing season, the operating territories of member teams, admission of new members, franchise relocations, labor relations with players associations, collective bargaining, free agency, and luxury taxes and revenue sharing, and the imposition of sanctions or suspension on sports franchises; and

Any of the foregoing, and others, could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the sports and entertainment sectors. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this filing to issue any notes or other debt securities, or to otherwise incur outstanding debt following the IPO, we may choose to incur substantial debt to complete our Initial Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an Initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our Class A common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt; and

●	other disadvantages compared to our competitors who have less debt.

If we effect our Initial Business Combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our Initial Business Combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	laws governing the manner in which future business combinations may be affected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots, civil disturbances, regime changes, political upheaval, terrorist attacks, natural disasters and wars;

●	deterioration of political relations with the United States; and

●	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

If our management following our Initial Business Combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our Initial Business Combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Risks Relating to our Management and Directors

Past performance by our management team, including investments and transactions which they have participated in and businesses with which they have been associated, may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team is presented for informational purposes only. Any past experience and performance of our management team is not a guarantee either: (a) that we will be able to successfully identify a suitable candidate for our Initial Business Combination ; or (b) of any results with respect to any Initial Business Combination we may consummate. You should not rely on the historical record of our management team’s performance as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our stockholders may experience losses on their investment in our securities.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our Initial Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our Initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our Initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our Initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our Initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our Initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our Initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our Initial Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our Initial Business Combination.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Initial Business Combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Initial Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain members of our management team are officers and directors of Twelve Seas Investment Company II and Isleworth Healthcare Acquisition Corp. In addition, our Sponsor, officers and directors may Sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an Initial Business Combination. Such entities, including Twelve Seas Investment Company II and Isleworth Healthcare Acquisition Corp., may compete with us for business combination opportunities. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Initial Business Combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see the Prospectus section titled “Management — Directors and Executive Officers.”

Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us following our Initial Business Combination and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our Initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our executive officers and directors are, or may in the future become, affiliated with entities that are engaged in business activities similar to those intended to be conducted by us following our Initial Business Combination. See a description of our executive officers’ and directors’ current affiliations under the Prospectus headings “Management” and “Management — Conflicts of Interest.”

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. For example, certain members of our management team presently have, and in the future may have, additional fiduciary or contractual obligations to other entities, including fiduciary and contractual duties to Twelve Seas Investment Company II and Isleworth Healthcare Acquisition Corp. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the Prospectus sections titled “Management — Directors and Executive Officers,” “Management — Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our executive officers, directors, security holders and their respective affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our directors or executive officers, although we do not currently intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

Since our Initial Stockholders, including our Sponsor, executive officers and directors, will lose their entire investment in us if our Initial Business Combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our Initial Business Combination.

Our Sponsor holds 2,875,000 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.009 per share (up to 375,000 of which are subject to forfeiture). Certain members of our management team also have a financial interest in our Sponsor. The Founder Shares held by our Sponsor will be worthless if we do not complete an Initial Business Combination. In addition, our Sponsor has purchased 6,320,000 Private Placement Warrants, for an aggregate purchase price of $6,320,000. All of the foregoing Private Placement Warrants will also be worthless if we do not consummate our Initial Business Combination. The personal and financial interests of our Sponsor, executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an Initial Business Combination and influencing the operation of the business following the Initial Business Combination. This risk may become more acute as the end of the Combination Period nears.

Since our Sponsor, executive officers and directors will not be eligible to be reimbursed for their out-of-pocket expenses if our business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our Initial Business Combination.

At the closing of our Initial Business Combination, our Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. These financial interests of our Sponsor, executive officers and directors, may influence their motivation in identifying and selecting a target business combination and completing an Initial Business Combination.

Risks Relating to Our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your Public Shares or rights, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) the completion of our Initial Business Combination, (ii) the redemption of any Public Shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity and (iii) the redemption of all of our Public Shares if we are unable to complete our business combination within the Combination Period, subject to applicable law and as further described herein. Stockholders who do not exercise their rights to the funds in connection with an amendment to our certificate of incorporation would still have rights to the funds in connection with a subsequent business combination. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or rights, potentially at a loss.

Holders of rights will not have redemption rights.

If we are unable to complete an Initial Business Combination within the required time period and we redeem the funds held in the Trust Account, the rights will expire and holders will not receive any of the amounts held in the Trust Account in exchange for such rights.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.15 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. We are not aware of any product or service providers who have not or will not provide such waiver other than the underwriters of the IPO.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.15 per share initially held in the Trust Account, due to claims of such creditors. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.15 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not asked our Sponsor to reserve for such indemnification obligations, and our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

A provision of our warrant agreement for our Private Placement Warrants may make it more difficult for us to consummate an Initial Business Combination.

If (x) we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our Initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by our Board of Directors and, in the case of any such issuance to our Sponsor or its affiliates, without taking into account any Founder Shares held by our Sponsor or its affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our Initial Business Combination on the date of the completion of our Initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of our Class A common stock during the 20 trading day period starting on the trading day prior to the day on which we complete our Initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Private Placement Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an Initial Business Combination with a target business.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.15 per share or (ii) other than due to the failure to obtain a waiver from a vendor waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such lesser amount per share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.15 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an Initial Business Combination. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our Board of Directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board of Directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our Initial Business Combination within the Combination Period may be considered a liquidation distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our Public Shares as soon as reasonably possible following the end of the Combination Period in the event we do not complete our business combination and, therefore, we do not intend to comply with those procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our Public Shares in the event we do not complete our Initial Business Combination within the Combination Period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

We may not hold an annual meeting of stockholders until after our consummation of a business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our Initial Business Combination, and thus, we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. Until we hold an annual meeting of stockholders, public stockholders may not be afforded the opportunity to discuss company affairs with management. Accordingly, you may not have any say in the management of our Company prior to the completion of an Initial Business Combination.

The grant of registration rights to our Initial Stockholders and holders of our Private Placement Warrants may make it more difficult to complete our Initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in the IPO, our Initial Stockholders and their permitted transferees can demand that we register their shares of our Class A common stock at the time of our Initial Business Combination. In addition, holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants, and holders of securities that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our Initial Business Combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the Class A common stock owned by our Initial Stockholders, holders of our Private Placement Warrants or holders of our working capital loans or their respective permitted transferees are registered.

We may issue additional shares of Class A common stock or preferred stock to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination, and any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. Immediately after the IPO, there were 89,750,000 and 7,500,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account the shares of Class A common stock reserved for issuance upon conversion of outstanding rights and/or exercise of outstanding Private Placement Warrants. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our Initial Business Combination. Shares of Class B common stock are also convertible at the option of the holder at any time.

We may issue a substantial number of additional shares of Class A common stock, and may issue shares of preferred stock, in order to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with Class A common stockholders on matters related to our pre-business combination activity). The price at which we issue any shares may be lower than the price you paid for the Units in the IPO or at a price lower than the trading price of our common stock at the time we commit to such issuance or at the actual issuance of such shares. However, our amended and restated certificate of incorporation provides, among other things, that prior to our Initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any Initial Business Combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. However, our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in the IPO;

●	may subordinate the rights of holders of Class A common stock if preferred stock is issued with rights senior to those afforded our Class A common stock;

●	could cause a change in control if a substantial number of Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our Units, Class A common stock and/or rights.

In order to effectuate an Initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our Initial Business Combination that our stockholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time period in which the company must consummate its Initial Business Combination. We cannot assure you that we will not seek to amend our charter or governing instruments in order to effectuate our Initial Business Combination.

Certain agreements related to the IPO may be amended without stockholder approval.

Certain agreements, including the underwriting agreement relating to the IPO, the investment management trust agreement between us and Continental Stock Transfer & Trust Company, the letter agreements and the registration rights agreement among us and our Sponsor, executive officers and directors, and the administrative services agreement between us and an affiliate of our officers may be amended without stockholder approval. These agreements contain various provisions that our public stockholders might deem to be material. While we do not expect our Board of Directors to approve any amendment to any of these agreements prior to our Initial Business Combination, it may be possible that our Board of Directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our Initial Business Combination. Any such amendment may have an adverse effect on the value of an investment in our securities.

Our Initial Stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Upon the closing of the IPO, our Initial Stockholders owned 20% of our issued and outstanding shares of common stock (excluding the Representative shares). Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our Initial Stockholders purchase any additional shares of Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their influence.

Our Sponsor paid an aggregate of $25,000 for the Founder Shares, or approximately $0.009 per founder share. As a result of this low initial price, our Sponsor, its affiliates and our management team and advisors stand to make a substantial profit even if an Initial Business Combination subsequently declines in value or is unprofitable for our public stockholders.

As a result of the low acquisition cost of our Founder Shares, our Sponsor, its affiliates and our management team and advisors could make a substantial profit even if we select and consummate an Initial Business Combination with an acquisition target that subsequently declines in value or is unprofitable for our public stockholders. Thus, such parties may have more of an economic incentive for us to enter into an Initial Business Combination with a riskier, weaker-performing or financially unstable business, or an entity lacking an established record of revenues or earnings, than would be the case if such parties had paid the full offering price for their Founder Shares.

Unlike many other similarly structured blank check companies, our Initial Stockholders will receive additional shares of Class A common stock if we issue shares to consummate an Initial Business Combination.

The Founder Shares will automatically convert into Class A common stock at the time of our Initial Business Combination, or earlier at the option of the holders, on a one-for-one basis, subject to adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued in excess of the amounts offered in this filing and related to the closing of the Initial Business Combination, the ratio at which Founder Shares shall convert into Class A common stock will be adjusted so that the number of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of all outstanding shares of common stock upon completion of the Initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination and any private placement-equivalent warrants issued to our Sponsor or its affiliates upon conversion of loans made to us. This is different from most other similarly structured blank check companies in which the initial stockholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the Initial Business Combination. Additionally, the aforementioned adjustment will not take into account any shares of Class A common stock redeemed in connection with the business combination. Accordingly, the holders of the Founder Shares could receive additional shares of Class A common stock even if the additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued solely to replace those shares that were redeemed in connection with the business combination. The foregoing may make it more difficult and expensive for us to consummate an Initial Business Combination.

We may amend the terms of the rights in a manner that may be adverse to holders of rights with the approval by the holders of at least 65% of the then outstanding rights.

Our rights will be issued in registered form under a rights agreement between Continental Stock Transfer & Trust Company, as rights agent, and us. The rights agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding rights to make any change that adversely affects the interests of the registered holders of rights. Accordingly, we may amend the terms of the rights in a manner adverse to a holder if holders of at least 65% of the then outstanding rights approve of such amendment. Although our ability to amend the terms of the rights with the consent of at least 65% of the then outstanding rights is unlimited, examples of such amendments could be amendments to, among other things, adjust the conversion ratio of such rights.

Our rights and Private Placement Warrants may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our Initial Business Combination.

To the extent we issue shares of Class A common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these rights and Private Placement Warrants could make us a less attractive acquisition vehicle to a target business. Such rights and warrants, if and when exercised, would increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business combination. Therefore, our rights and Private Placement Warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of your Public Shares upon the consummation of our Initial Business Combination.

The value of your Public Shares may be significantly diluted upon the consummation of our Initial Business Combination, when the Founder Shares are converted into Public Shares. For example, the following table shows the dilutive effect of the Founder Shares on the implied value of the Public Shares upon the consummation of our Initial Business Combination, assuming that our equity value at that time is $98,000,000, which is the amount we would have for our Initial Business Combination in the Trust Account after payment of $3,500,000 for the marketing fee, assuming the underwriters’ over-allotment option is not exercised, none of the rights are converted into Class A common stock, no interest is earned on the funds held in the Trust Account, and no Public Shares are redeemed in connection with our Initial Business Combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our Public Shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our private warrants. At such valuation, each of our shares of common stock would have an implied value of $7.69 per share upon consummation of our Initial Business Combination, which would be a 23% decrease as compared to the initial implied value per public share of $10.00 (the price per unit in the IPO, assuming no value to the rights).

Public shares	10,000,000
Founder shares (plus 250,000 Representative shares)	2,750,000
Total shares	12,750,000
Total funds in Trust available for Initial Business Combination (less the marketing fee)	$98,000,000
Initial implied value per Public share	$10.15
Implied value per share upon consummation of Initial Business Combination	$7.69

The value of the Founder Shares following completion of our Initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share.

Assuming a trading price of $10.00 per share upon consummation of our Initial Business Combination, the 2,500,000 Founder Shares would have an aggregate implied value of $25,000,000. Even if the trading price of our common stock was as low as $2.54 per share, and the Private Placement Warrants were worthless, the value of the Founder Shares would be approximately equal to the Sponsor’s initial investment in us. As a result, our Sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our Public Shares have lost significant value. Accordingly, our management team, which owns interests in our Sponsor, may have an economic incentive that differs from that of the public shareholders to pursue and consummate an Initial Business Combination rather than to liquidate and to return all of the cash in the trust to the public shareholders, even if that business combination were with a riskier or less-established target business. For the foregoing reasons, you should consider our management team’s financial incentive to complete an Initial Business Combination when evaluating whether to redeem your shares prior to or in connection with the Initial Business Combination.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of the Board of Directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, our amended and restated certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

We may be subject to a 1% excise tax in connection with redemptions of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into federal law. The Inflation Reduction Act provides for, among other things, a U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations, with certain exceptions. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. Because we are a Delaware corporation and our securities trade on the Nasdaq we are a “covered corporation” within the meaning of the Inflation Reduction Act andit is possible that the excise tax will apply to any redemptions of our shares, including redemptions in connection with an Initial Business Combination, extension vote or otherwise, unless an exemption is available. Whether and to what extent the Company would be subject to the excise tax in connection with a business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a “business combination” but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. The excise tax could cause a reduction in the cash available on hand to complete a business combination and in the Company’s ability to complete a business combination. Consequently, the value of your investment in our securities may decrease as a result of the excise tax. In addition, the excise tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an Initial Business Combination.

The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax and, on December 27, 2022, released Notice 2023-2, which provides taxpayers with interim guidance on the 1% excise tax that may be relied upon until the U.S. Internal Revenue Service issues proposed Treasury regulations on such matter. Notice 2023-2 includes as one of its exceptions to the 1% excise tax, a distribution in complete liquidation of a “covered corporation” to which Section 331 of the Code applies (so long as Section 332(a) of the Code also does not apply). Consequently, we would not expect the 1% excise tax to apply to redemptions of our shares that occur during a taxable year in which we completely liquidate under Section 331 of the Code. Nonetheless, we are not permitted to use the proceeds placed in the Trust Account and the interest earned thereon to pay any excise taxes or any other similar fees or taxes in nature that may be imposed on the company pursuant to any current, pending or future rules or laws, including without limitation any excise tax imposed under the Inflation Reduction Act on any redemptions or stock buybacks by our Company.

General Risks

We are a newly formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly formed company with no operating results, and we will not commence operations until obtaining funding through the IPO. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our Initial Business Combination. If we fail to complete our Initial Business Combination, we will never generate any operating revenues.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including, without limitation, restrictions on the nature of our investments, and restrictions on the issuance of our securities, each of which may make it difficult for us to complete our business combination. In addition, we may have imposed upon us burdensome requirements, including, without limitation, registration as an investment company; adoption of a specific form of corporate structure; and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations to which they are not currently subject.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the Trust Account may be invested by the trustee only in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our Initial Business Combination ; (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed Initial Business Combination or certain amendments to our charter prior thereto or to redeem 100% of our Public Shares if we do not complete our Initial Business Combination within the combination period; (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity; or (iii) absent an Initial Business Combination within the combination period, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the Public Shares. Stockholders who do not exercise their redemption rights in connection with an amendment to our certificate of incorporation would still be able to exercise their redemption rights in connection with a subsequent business combination. If we do not invest the proceeds as discussed above, we may be deemed to be an investment company and this to be subject to the Investment Company Act.

We are aware of litigation against certain SPACs asserting that, notwithstanding the foregoing, those special purpose acquisition companies should be considered investment companies. Although we believe that these claims are without merit, we cannot guarantee that we will not be considered an investment company and thus be subject to the Investment Company Act.

If we were deemed to be an investment company for purposes of the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and could increase the costs and time needed to complete a business combination or impair our ability to consummate a business combination. If we have not completed our Initial Business Combination within the combination period, our public stockholders may receive only approximately $10.15 per share, or less in certain circumstances, on the liquidation of our Trust Account and our rights will expire worthless.

An investment in our Company may result in uncertain or adverse U.S. federal income tax consequences.

An investment in our Company may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the Units we have issued, the allocation an investor makes with respect to the purchase price of a unit among the share of Class A common stock and the right included in each unit could be challenged by the Internal Revenue Service (“IRS”) or the courts. It is unclear whether the redemption rights with respect to our shares of Class A common stock suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of common stock is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for U.S. federal income tax purposes. See the section in the Prospectus titled “United States Federal Income Tax Considerations” for a summary of certain material U.S. federal income tax consequences of an investment in our securities. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a business combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the ongoing COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession.

A significant downturn in economic activity, particular affecting the real estate market, may cause potential targets to react by reducing their capital and operating expenditures in general or by specifically reducing their spending on their real estate development plans and related technologies.

We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, and operating results and our ability to consummate a business combination could be adversely affected. For example, in January 2023, the outstanding national debt of the U.S. government reached its statutory limit. The U.S. Treasury Department has announced that, since then, it has been using extraordinary measures to prevent the U.S. government’s default on its payment obligations, and to extend the time that the U.S. government has to raise its statutory debt limit or otherwise resolve its funding situation. The failure by Congress to raise the federal debt ceiling could have severe repercussions within the U.S. and to global credit and financial markets. If Congress does not raise the debt ceiling, the U.S. government could default on its payment obligations, or experience delays in making payments when due. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States as a result of disputes over the debt ceiling. The impact of a potential downgrade to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect economic conditions, as well as our business, financial condition, operating results and our ability to consummate a business combination.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

On January 24, 2024, the SEC issued a final rule relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; and increasing the potential liability of certain participants in proposed business combination transactions. This rule may materially adversely affect our ability to negotiate and complete our Initial Business Combination and may increase the costs and time related thereto.

We are an emerging growth company within the meaning of the Securities Act, and we intend to take advantage of certain exemptions from disclosure requirements available to emerging growth companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our Initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2024. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our Initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 1C. Cybersecurity

We are not presently engaged in, and we will not engage in, any operations until after the consummation of the Initial Business Combination that could face material cybersecurity threats. However, we do depend on the digital technologies of third parties, including information systems, infrastructure and cloud applications and services. Any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose.

In the event of a cybersecurity incident impacting us, the Board of Directors will address and mitigate any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

ITEM 2. PROPERTY

Our executive offices are located at 228 Park Avenue S, Suite 89898, New York, NY 10003 and our telephone number is 212-287-5022. Our executive offices are provided to us by an affiliate of one of our officers. Effective as of June 13, 2023, we agreed to pay a total of $5,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

To the knowledge of our management team, there is no litigation currently pending, or contemplated by governmental authorities, against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Units, Class A common stock and warrants are listed on the Nasdaq under the symbols ESHAU, ESHA and ESHAR, respectively.

Holders

As of December 31, 2023, there were 3 holders of record of our Class A ordinary shares and 3 holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our Initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Initial Business Combination. If we incur any indebtedness in connection with our Initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities

There were no unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Use of Proceeds from Registered Securities

The registration statement for the IPO was declared effective on June 13, 2023. On June 16, 2023, we consummated an IPO of 11,500,000 Units at an offering price of $10.00 per Unit, generating gross proceeds of approximately $115 million, and incurring offering costs of approximately $5.3 million, inclusive of $2.3 million in cash underwriting discount.

Following the IPO, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $116,725,000 ($10.15 per Unit) was placed in the Trust Account. We incurred $5,368,092 in IPO related costs, consisting of $2,300,000 of cash underwriting discount, $2,239,466 fair value of Representative Shares, and $828,626 of other offering costs.

For the year ended December 31, 2023, cash used in operating activities was $796,580. Net income of $1,946,899 was affected by interest earned on investments held in the Trust Account of $3,275,366. Changes in operating assets and liabilities provided $531,887 of cash for operating activities.

For the year ended December 31, 2022, cash used in operating activities was $43,418. Net loss of $19,468 was affected by changes in operating assets and liabilities which used $23,950 of cash for operating activities.

As of December 31, 2023, we had investments held in the Trust Account of $120,000,366 (including approximately $3,275,366 of interest income) consisting of U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2023, we have not withdrawn any interest earned from the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2023, we had cash of $1,879,227. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company formed under the laws of the State of Delaware on November 17, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our Initial Business Combination using cash from the proceeds of the IPO and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an Initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 17, 2021 (inception) through December 31, 2023 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for our Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had a net income of $1,946,899, which consists of interest income on investments held in the Trust Account of $3,275,366, offset by operating costs of $393,732, provision for income taxes of $819,453, and franchise tax expense of $115,282.

For the year ended December 31, 2022, we had a net loss of $19,468, which consists of operating costs and franchise tax expense.

Liquidity and Capital Resources

On June 16, 2023, we consummated the IPO of 11,500,000 Units at $10.00 per Unit, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 7,470,000 Private Placement Warrants at a price of $1.00 per warrant, in a private placement to the Sponsor and I-Bankers Securities, Inc. and Dawson James, generating gross proceeds of $7,470,000.

Following the IPO, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $116,725,000 ($10.15 per Unit) was placed in the Trust Account. We incurred $5,368,092 in IPO related costs, consisting of $2,300,000 of cash underwriting discount, $2,239,466 fair value of Representative Shares, and $828,626 of other offering costs.

For the year ended December 31, 2023, cash used in operating activities was $796,580. Net income of $1,946,899 was affected by interest earned on investments held in the Trust Account of $3,275,366. Changes in operating assets and liabilities provided $531,887 of cash for operating activities.

For the year ended December 31, 2022, cash used in operating activities was $43,418. Net loss of $19,468 was affected by changes in operating assets and liabilities which used $23,950 of cash for operating activities.

As of December 31, 2023, we had investments held in the Trust Account of $120,000,366 (including approximately $3,275,366 of interest income) consisting of U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2023, we have not withdrawn any interest earned from the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2023, we had cash of $1,879,227. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our Initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with our Initial Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete our Initial Business Combination, we would repay such loaned amounts. In the event that our Initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating our Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. Moreover, we may need to obtain additional financing either to complete our Initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Initial Business Combination.

We have determined that mandatory liquidation, should a business combination not occur by December 16, 2024, and potential subsequent dissolution raise substantial doubt about our ability to continue as a going concern for a reasonable period of time which is considered to be one year from the date of the issuance of the financial statements. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of one of our officers a monthly fee of $5,000 for office space, utilities, secretarial support and other administrative and consulting services. We began incurring these fees on June 13, 2023 and will continue to incur these fees monthly until the earlier of the completion of the Initial Business Combination and our liquidation.

In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential partner businesses and performing due diligence on suitable Initial Business Combinations. Any such payments prior to an Initial Business Combination will be made using funds held outside the Trust Account.

The underwriters are entitled to an underwriting discount of $0.20 per unit, or $2.3 million in the aggregate, which was paid upon the closing of the IPO.

We entered into an Initial Business Combination marketing agreement (the “Marketing Agreement”) with the underwriters, I-Bankers and Dawson James, to assist us in holding meetings with the stockholders to discuss the potential Initial Business Combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with the Initial Business Combination, assist us in obtaining stockholder approval for the Initial Business Combination and assist us with its press releases and public filings in connection with the Initial Business Combination. Pursuant to the Marketing Agreement, we will pay I-Bankers and Dawson James, collectively, 3.5% of the gross proceeds of the IPO, or $4.03 million in the aggregate (the “Marketing Fee”). The Marketing Fee will become payable to I-Bankers and Dawson James from the amounts held in the Trust Account solely in the event that we complete an Initial Business Combination with a target introduced to us by I-Bankers.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2023, 11,500,000 shares of Class A common stock are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets. As of December 31, 2023, Class A common stock subject to possible redemption amounts to $119,068,570.

Derivative Financial Instruments

We evaluate the equity-linked financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are classified as liabilities, the derivative instrument is initially recognized at fair value with subsequent changes in fair value recognized in the statements of operations each reporting period. The classification of derivative instruments, including whether such instruments should be classified as liabilities or as equity, is evaluated at the end of each reporting period. We accounted for the rights issued in connection with the IPO as equity-classified instruments in accordance with ASC 815 as rights did not meet the liability criteria (i.e. cashless exercises). Fair value of public rights at issuance amounted to $1,398,400.

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. We adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Allen Weiss	69	Chairman
Christopher Ackerley	54	Director
Christina Francis	55	Director
James Francis	61	Chief Executive Officer and Director
Jonathan Gordon	36	Director
Jonathan Morris	47	Chief Financial Officer and Director
Thomas Wolber	64	Director

Allen Weiss, Chairman; Allen serves as the Sponsoring Founder and member of the Board of Directors of the Company. Mr. Weiss is General Partner and Chairman of Global Blockchain Ventures Fund. From 1972 to 2011, Mr. Weiss had a career at Disney in various roles. From 1994 to 2003, Mr. Weiss served as President of Walt Disney World and from 2003 to 2011 served as the President of World Wide Operations for Disney’s $10 Billion/95,000 employee Walt Disney Parks and Resorts business. Mr. Weiss was responsible for the company’s theme parks and resorts including the Walt Disney World Resort, Disneyland Resort, and Disneyland Resort Paris, Disney Cruise Line, Disney Vacation Club, “Adventures by Disney, “and the line-of-business responsibility for Hong Kong Disneyland Resort and Tokyo Disney Resort.

Mr. Weiss began his Disney career overseeing cash control on Main Street and rose through the ranks to President, Worldwide operations, for Walt Disney Parks and Resorts. His vision and results-focused leadership contributed to the significant growth of the top-line revenue and expanded margins in a thoughtful and strategic way while protecting the Disney brand, Cast, and overall guest experience. During his tenure as President, Mr. Weiss directed the largest resort expansion in Walt Disney World history, resulting in double-digit percentage revenue growth, seven consecutive years of records and higher profits. Leading the organization through one of the toughest recessions in that the world has faced. Mr. Weiss positioned the organization for major growth while significantly reducing the downturn which was occurring throughout the theme park industry.

From November 2011 to January 2019, Mr. Weiss was a consultant for Apollo Investment Consulting. Mr. Weiss was involved in company analyses to support potential acquisitions and management. During his time in his role, he had direct involvement in the acquisition of Chuck E. Cheese Entertainment in 2014 and served on the Board of Directors until December 2020. Mr. Weiss was also engaged in acquisition and negotiations for the sale of Great Wolf Resorts where he subsequently became Chairman of the Board of Directors for Great Wolf and later Executive Chairman. Mr. Weiss was also involved in the acquisition of Diamond Resorts International, which closed in September 2016, and ClubCorp.

Mr. Weiss has served on the Alticor Board of Directors since 2012. He also served on the Diamond Resorts International Board of Directors from 2014 until 2021 when the company was sold and on the Metro Orlando Economic Development Commission Governor’s Council from 2004 to 2007, was a National Board Member of Sanford — Burnham Medical Research Institute and was appointed by the U.S. Commerce Secretary as a founding member to the Corporation for Travel Promotion Board of Directors. He was named “Most Influential Businessman in Central Florida” by the Orlando Business Journal in 2005.

Christopher Ackerley, Director; Christopher is a co-founder and Managing Director of Ackerley Partners, LLC, a private investment holding company based in Seattle, WA. Portfolio exits since inception have included College Sports Television to CBS, Withoutabox to IMDb (an Amazon company), ScreenLife, LLC to Paramount and Sparq.it to Yahoo.

Prior to co-founding Ackerley Partners in 2002, Mr. Ackerley was the President of The Ackerley Group, Inc. where he oversaw the daily operations of the national media and entertainment company. He served in a variety of operational roles for the company for more than 15 years, and was also a member of the company’s Board of Directors. In 2002, Mr. Ackerley successfully led the merger of The Ackerley Group, Inc. with Clear Channel Communications, Inc. (Nasdaq: CCU) and the prior year, he led the negotiations and completion of The Ackerley Group’s sale of the NBA’s Seattle SuperSonics and the WNBA’s Seattle Storm to The Basketball Club of Seattle led by Starbucks Chairman and CEO — Howard Schultz.

Mr. Ackerley began his career in the Capital Markets Group at Bank of America in London, England. He has and continues to serve as a director or advisor to a number of corporate boards including Washington Trust Bank, the Space Needle Corporation, The Four Seasons Hotel & Residences — Seattle, and Solius, and served on the Board of Directors of Limeade (ASX: LME) for fifteen years until 2022. He is a minority owner and serves on the Executive Committee for the Seattle Kraken of the National Hockey League.

Christina Francis, Director; Christina was named the President of Magic Johnson Enterprises in January 2019. In this role, she is responsible for managing and directing the corporation’s day-to-day operations including strategy, business development, and overseeing the organization’s prestigious partnerships.

Prior to Magic Johnson Enterprises, Ms. Francis was the Vice President of Marketing & Events for NFL PLAYERS INC., where she led the group’s brand and event marketing initiatives, including innovative player promotions, special events, advertising, digital and broadcast media, and public relations. She was instrumental in helping NFL PLAYERS INC. continue its evolution from a licensing division to a sports and entertainment marketing leader.

Before joining NFL PLAYERS, INC., Ms. Francis served as Chief Marketing Officer for the Orange Bowl Committee. During her four-year tenure, the Orange Bowl brand experienced record growth and visibility while the affiliated events attracted tens of thousands of visitors who fueled South Florida with millions of dollars in economic impact. Her reputation as one of the top minds in sports and entertainment was forged on both the client and agency side including strategic marketing roles with Fortune 500 companies such as Walt Disney World, Nissan Motor Corporation, and IBM.

Ms. Francis also has a long work history with basketball legend and entrepreneur, Earvin “Magic” Johnson. While at Burger King Corporation, she created and managed the marketing and public relations programs for his 30 Burger King restaurants and she spearheaded the national advertising and promotional campaigns for Lincoln Mercury which included Mr. Johnson.

Ms. Francis’ board and committee memberships have included Impact Circle of Big Brother/Big Sister of Miami, National Black MBA and Links Incorporated. She currently serves on the board of her alma mater Xavier University of Louisiana and Citi Trends, an American retail clothing chain. In 2019, Ms. Francis was honored with the “Visionary Award” from C-Suite Quarterly and named one of 500 most influential people in Los Angeles by Los Angeles Business Journal.

A native of New Orleans, Louisiana, Ms. Francis received her B.A. from Xavier University of Louisiana, an MBA from the University of New Orleans, and was a Fellow for the Consortium in Graduate Study and Management at the University of Texas.

James Francis, Chief Executive Officer and Director; James is the recently retired President, Chief Executive Officer and a Trustee of Chesapeake Lodging Trust, a lodging REIT (Nasdaq: CHSP) which he founded in January 2010 and sold to Park Hotels and Resorts in September 2019 for $2.7B.

Prior to Chesapeake, Mr. Francis founded and served as the President, Chief Executive Officer and a Trustee of Highland Hospitality Corporation, a lodging REIT (Nasdaq: HIH), positions that he held from its founding in December 2003 to its sale in July 2007. Following the sale of Highland, Mr. Francis served as a consultant to the affiliate of JER Partners that acquired Highland until September 2008. From June 2002 until founding Highland in December 2003, Mr. Francis served as the Chief Operating Officer, Chief Financial Officer and Treasurer of Barceló Crestline Corporation, and prior to that was the co-founder and served as Executive Vice President and Chief Financial Officer of Crestline Capital Corporation (Nasdaq: CLJ) from December 1998 to June 2002. Prior to the spin-off of Crestline Capital from Host Hotels & Resorts, Inc. (formerly Host Marriott Corporation), Mr. Francis held various finance and strategic planning positions with Host Marriott and Marriott International, Inc.

From June 1997 to December 1998, Mr. Francis held the position of Assistant Treasurer and Vice President Corporate Finance for Host Marriott, where he was responsible for Host Marriott’s corporate finance function, business strategy and investor relations. Over a period of ten years, Mr. Francis served in various capacities with Marriott International’s lodging business, including Vice President of Finance for Marriott Lodging from 1995 to 1997; Brand Executive, Courtyard by Marriott from 1994 to 1995; Controller for Courtyard by Marriott and Fairfield Inn from 1993 to 1994; Director of Finance and Strategic Planning for Courtyard by Marriott and Fairfield Inn from 1991 to 1993; and Director of Hotel Development Finance from 1987 to 1991.

Mr. Francis also served from 2013 to 2018 on the board of trustees and was the compensation committee chairman of Gramercy Property Trust and Chambers Street Properties, publicly traded REITs focused on acquiring and operating industrial properties. Mr. Francis received his B.A. in Economics and Business (Summa Cum Laude) from McDaniel College and received an M.B.A. in Finance and Accounting from Vanderbilt University. Mr. Francis ranked #1 on the November 1988 CPA exam in the commonwealth of Virginia.

Jonathan Gordon, Director; Jonathan is a co-founder of Ruttenberg Gordon Investments (RGI). Mr. Gordon is an experienced entrepreneur and investor in the entertainment sector, having founded multiple music publishing, production, and management companies, including 1916 MGMT, Rare Behavior, Patchbay, and Run + Gun. He is Manager of 1916 Enterprises LLC, which is partners in Safari Riot, Maison Arts, Jet Management and many other music focused businesses and sits on the board of Film Production, Acquisition and Distribution company Utopia. In recognition of his accomplishments, Mr. Gordon has received 6 ASCAP awards.

Jonathan Morris, Chief Financial Officer and Director; Jonathan is the Chief Financial Officer of the company. Mr. Morris has prior SPAC experience as CFO of Twelve Seas Investment Company II. Mr. Morris has over 23 years of experience as a finance executive as a principal, operator and advisor, and led principal investments and structuring at a large private family office. He also served as an investment executive at Blackstone Group, Inc., from 2012 to 2016, and on the Board of SunGard AS, from 2014 to 2016. Mr. Morris was formerly with Credit Suisse TMT Investment Banking Group from 2005 to 2012 and the private equity division of Lombard, Odier et Cie.

Thomas Wolber, Director; Thomas has been appointed President and Chief Executive Officer (CEO) of ROW Management Ltd. (ROW), as announced by The World Resident Holdings Ltd. (TWRH), effective January 3, 2022. Mr. Wolber was most recently the CEO of Crystal Cruises.

In 1989, Mr. Wolber joined Disneyland Paris and remained associated with The Walt Disney Company for 28 years. During his initial years at Disney, Tom was General Manager at Disneyland Paris, Director of the Disney Vacation Club, and Vice President of MGM Studios Theme Park in Orlando. In 2004 Tom began a 9-year assignment as Senior Vice President and COO of Disney Cruise Line. In this capacity Tom oversaw a fleet of 4 ships with 4,600 crew and a guest capacity of 13,500. He was responsible for all shoreside and shipboard departments, including Hotel Operations, Entertainment, Merchandise, Marine and Technical Operations, operational integration, industrial engineering, shore excursions and destination development. He directed the design and delivery of two new ships and oversaw the operations of the Disney private island, Castaway Cay, in the Bahamas. In 2014, he returned to Disneyland Paris as President and CEO for two years. During this period, he led the business strategy overhaul, implemented a much-needed new capital investment plan, and oversaw the re-capitalization of the business. Guest satisfaction soared. In 2016 he returned to the Disney Cruise line as COO, executed the largest dry dock in Disney Cruise Lines history, and directed a major fleet expansion program. In 2017 Genting Hong Kong Ltd. recruited him to become the President and CEO of Crystal Cruises. Over the next three years he greatly improved luxury service while increasing profitability, oversaw the re-design of Crystal Serenity, oversaw the launch of 4 river cruise vessels and the development of the Endeavor luxury expedition yacht. He led the difficult initial phase of Crystal’s COVID-19 response plan. In September of 2020, Mr. Wolber made the decision to leave Crystal and spent the last year consulting and advising various businesses internationally in the maritime and hospitality industry.

Mr. Wolber received his bachelor’s degree in tourism economics from Breda University in 1986.

We believe that all of our current board members possess the professional and personal qualifications necessary for board service, and we have highlighted in the individual biographies above the specific experience, attributes, and skills that led to the conclusion that each board member should serve as a director.

Director Independence

The Nasdaq listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s Board of Directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that each of Tom Wolber, Chris Ackerely, Christina Francis, Jonathan Gordon and Al Weiss “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules to serve on our Board of Directors. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Audit Committee

The members of our audit committee are Tom Wolber, Chris Ackerely and Al Weiss. Tom Wolber serves as chairperson of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members on the audit committee. The rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Tom Wolber, Chris Ackerely and Al Weiss qualify as independent directors under applicable rules. Each member of the audit committee is financially literate and our Board of Directors has determined that Tom Wolber qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee’s duties, which are specified in our audit committee charter, include, but are not limited to:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered accounting firm all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent registered accounting firm;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered accounting firm describing (i) the independent registered accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the Board of Directors consisting of three members. The members of our Compensation Committee are Chris Ackerley, Christina Francis, and Tom Wolber. Chris Ackerley serves as chairman of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members on the compensation committee, all of whom must be independent. Each of Chris Ackerley, Christina Francis, and Tom Wolber are independent.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee. The members of our nominating and corporate governance are Christina Francis, Jonathan Gordon and Al Weiss. Christina Francis serves as chair of the nominating and corporate governance committee. Each of Christina Francis, Jonathan Gordon and Al Weiss are independent.

The primary purposes of our nominating and corporate governance committee is to assist the board in:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the Board of Directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the Board of Directors;

●	developing, recommending to the Board of Directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the Board of Directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee is governed by a charter that complies with the rules of Nasdaq.

Code of Business Conduct and Ethics

We have adopted a Code of Ethics applicable to our directors, officers, and employees. We have filed a copy of our Code of Ethics and our audit committee charter as exhibits to the registration statement. You are able to review these documents by accessing our public filings at the SEC’s web site at www.SEC.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us.

ITEM 11. EXECUTIVE COMPENSATION

We pay an affiliate of our officers a total of up to $5,000 per month for office space, utilities, secretarial support and other administrative and consulting services. Upon completion of our Initial Business Combination or our liquidation, we will cease paying these monthly fees. We may pay consulting, finder or success fees to our Initial Stockholders, officers, directors or their affiliates for assisting us in consummating our Initial Business Combination. Other than these consulting, finder or success fees, no compensation of any kind is paid by us to our Initial Stockholders, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an Initial Business Combination. The Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential partner businesses and performing due diligence on suitable Initial Business Combinations. Any such payments prior to an Initial Business Combination will be made using funds held outside the Trust Account.

We do not have a policy that prohibits our Sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Any such payments prior to an Initial Business Combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an Initial Business Combination. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers or directors, or our or their affiliates.

After our Initial Business Combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our Initial Business Combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our Initial Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our Initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management team’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our Initial Business Combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2023 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
James Francis	2,500,000	19.8%
Jonathan Morris
Allen Weiss
Christopher Ackerley
Christina Francis
Jonathan Gordon
Thomas Wolber
ESH Sponsor LLC(2)	2,500,000	19.8%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o ESH Sponsor, LLC, 228 Park Ave S, Suite 89898, New York, New York 10003-1502.

(2)	Shares are held by ESH Sponsor LLC, a limited liability company. Members of this limited liability company include certain officers and directors of the Company. Mr. Francis is the sole manager of ESH Sponsor LLC and may be deemed to beneficially own such shares.

(3)	Does not include any securities held by ESH Sponsor LLC, a limited liability company, of which each person is a direct or indirect member. Each such person disclaims beneficial ownership of the reported securities, except to the extent of his pecuniary interest therein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For a complete discussion regarding certain relationships and related transactions, see the section titled “Certain Relationships and Related Party Transactions” contained in our Prospectus on form S-1 filed with the SEC on June 15, 2023, incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our Form 8-K financial statements and other required filings with the SEC during the years ended December 31, 2023 and 2022 totaled $97,240 and $27,560, respectively.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards during the years ended December 31, 2023 and 2022.

Tax Fees. During the years ended December 31, 2023 and 2022, Withum did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the years ended December 31, 2023 and 2022, Withum did not render any services to us other than those set forth above.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our Board of Directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated June 13, 2023, by and among the Company, I-Bankers and Dawson James.(1)
1.2	Initial Business Combination Marketing Agreement, dated June 13, 2023, by and among the Company, I-Bankers and Dawson James Securities, Inc. (1)
3.1	Amended and Restated Certificate of Incorporation(1)
3.2	By-Laws of ESH Acquisition Corp.(2)
4.1	Rights Agreement, dated June 13, 2023, by and between the Company and CST(1)
4.2	Warrant Agreement, dated June 13, 2023, by and between CST and the Company. (1)
4.3	Description of Company Securities. (3)
10.1	Investment Management Trust Agreement, dated June 13, 2023, by and between CST and the Company. (1)
10.2	Registration and Rights Agreement, dated June 13, 2023, by and among the Company, the Sponsor, I-Bankers and Dawson James. (1)
10.3	Private Placement Warrants Purchase Agreement, dated June 13, 2023, by and among the Company, the Sponsor, I-Bankers and Dawson James. (1)
10.4	Indemnity Agreement, dated June 13, 2023, by and between the Company and James Franics. (1)
10.5	Indemnity Agreement, dated June 13, 2023, by and between the Company and Jonathan Morris. (1)
10.6	Indemnity Agreement, dated June 13, 2023, by and between the Company and Thomas Wolber. (1)
10.7	Indemnity Agreement, dated June 13, 2023, by and between the Company and Jonathan Gordon. (1)
10.8	Indemnity Agreement, dated June 13, 2023, by and between the Company and Christina Francis. (1)
10.9	Indemnity Agreement, dated June 13, 2023, by and between the Company and Christopher Ackerley. (1)
10.10	Indemnity Agreement, dated June 13, 2023, by and between the Company and Allen Weiss. (1)
10.11	Administrative Services Agreement, dated June 13, 2023, between the Company and the Sponsor. (1)
10.12	Letter Agreement, dated June 13, 2023, by and among the Company, the Sponsor, I-Bankers, Dawson James and the Company’s officers and directors. (1)
13.1	The Company’s Current Report on form 10-Q filed with the SEC November 14, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 20, 2023 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 10-Q filed on November 14, 2023 and incorporated by reference herein.
(3)	Incorporated by reference to “Description of Securities” section of Registration Statement on Form S-1/A, filed by the registrant on June 9, 2023.

ITEM 16. FORM 10-K SUMMARY

None.

ESH ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

ESH Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ESH Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ equity, and cash flows for the period December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for the period December 31, 2023 and 2022 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, if the company is unable to complete a business combination by December 16, 2024, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to ESH Acquisition Corp. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. ESH Acquisition Corp. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as ESH Acquisition Corp.’s auditor since 2022.

New York, NY

April 1, 2024

PCAOB ID Number: 100

ESH ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current assets
Cash	$1,879,227	$44,963
Due from Sponsor	25,796	—
Prepaid expenses	18,082	—
Short-term prepaid insurance	281,681	—
Total Current Assets	2,204,786	44,963

Deferred offering costs	—	414,030
Long-term prepaid insurance	127,539	—
Investments held in Trust Account	120,000,366	—
TOTAL ASSETS	$122,332,691	$458,993

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$107,954	$203,265
Franchise tax payable	112,343	1,500
Income taxes payable	819,453	—
Promissory note – related party	—	249,560
TOTAL LIABILITIES	1,039,750	454,325

Commitments and Contingencies

COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class A common stock subject to possible redemption, 11,500,000 shares at redemption value of approximately $10.35 per share at December 31, 2023 and none at 2022	119,068,570	—

STOCKHOLDERS’ EQUITY
Preferred Stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized: 287,500 and none issued and outstanding (excluding 11,500,000 and none shares subject to possible redemption) at December 31, 2023 and 2022, respectively(1)	28	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 issued and outstanding at December 31, 2023 and 2022(1)	288	288
Additional paid-in capital	297,488	24,712
Retained earnings (accumulated deficit)	1,926,567	(20,332)
TOTAL STOCKHOLDERS’ EQUITY	2,224,371	4,668
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY	$122,332,691	$458,993

(1)	At December 31, 2022, included up to 375,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the financial statements.

ESH ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2023	2022
General and administrative expenses	$393,732	$18,418
Franchise tax expense	115,282	1,050
Loss from operations	(509,014)	(19,468)

Other income:
Interest earned on investments held in Trust Account	3,275,366	—
Total other income	3,275,366	—

Income (loss) before provision for income taxes	2,766,352	(19,468)
Provision for income taxes	(819,453)	—
Net income (loss)	$1,946,899	$(19,468)

Basic and diluted weighted average shares outstanding, Class A common stock	6,411,882	—
Basic and diluted net income (loss) per share	$0.21	$—

Basic weighted average shares outstanding, Class B common stock(1)	2,703,984	2,500,000
Basic net income (loss) per share	$0.21	$(0.01)

Diluted weighted average shares outstanding, Class B common stock(1)	2,875,000	2,500,000
Diluted net income (loss) per share	$0.21	$(0.01)

(1)	At December 31, 2022, excluded an aggregate of 375,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the financial statements.

ESH ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Stock Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares(1)	Amount	Capital	Receivable	Deficit	Equity
Balance — January 1, 2022	—	$—	2,875,000	$288	$24,712	$(25,000)	$(864)	$(864)
Collection of subscription receivable	—	—	—	—	—	25,000	—	25,000
Net loss	—	—	—	—	—	—	(19,468)	(19,468)
Balance – December 31, 2022	—	—	2,875,000	288	24,712	—	(20,332)	4,668
Sale of 7,470,000 Private Placement Warrants	—	—	—	—	7,470,000	—	—	7,470,000
Fair value of rights included in Public Units	—	—	—	—	1,398,400	—	—	1,398,400
Allocated value of transaction costs to Class A shares	—	—	—	—	(115,203)	—	—	(115,203)
Issuance of Representative Shares	287,500	28	—	—	2,239,438	—	—	2,239,466
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	(10,719,859)	—	—	(10,719,859)
Net income	—	—	—	—	—	—	1,946,899	1,946,899
Balance – December 31, 2023	287,500	$28	2,875,000	$288	$297,488	$—	$1,926,567	$2,224,371

(1)	Included up to 375,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of the financial statements.

ESH ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$1,946,899	$(19,468)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(3,275,366)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	6,918	—
Short-term prepaid insurance	(281,681)	—
Long term prepaid insurance	(127,539)	—
Due from Sponsor	(25,796)	—
Accounts payable and accrued expenses	29,689	(25,000)
Franchise tax payable	110,843	1,050
Income taxes payable	819,453	—
Net cash used in operating activities	(796,580)	(43,418)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(116,725,000)	—
Net cash used in investing activities	(116,725,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	112,700,000	—
Proceeds from sale of Private Placements Warrants	7,470,000	—
Repayment of promissory note - related party	(249,560)	—
Proceeds received for stock subscription receivable	—	25,000
Proceeds from promissory note - related party	—	222,000
Payment of offering costs	(564,596)	(158,619)
Net cash provided by financing activities	119,355,844	88,381

Net Change in Cash	1,834,264	44,963
Cash – Beginning of period	44,963	—
Cash – End of period	$1,879,227	$44,963

Non-Cash investing and financing activities:
Offering costs included in accounts payable and accrued expenses	$75,000	$147,851
Offering costs paid via promissory notes	$—	$27,560

The accompanying notes are an integral part of the financial statements.

ESH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2023

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

ESH Acquisition Corp. (the “Company”) was incorporated as a Delaware corporation on November 17, 2021. The Company was incorporated for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities that the Company has not yet identified (the “Initial Business Combination”).

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from November 17, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the IPO (the “IPO”), which is described below, and subsequent to the IPO, identifying a target company for our Initial Business Combination. The Company will not generate any operating revenues until after the completion of our Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO was declared effective on June 13, 2023. On June 16, 2023, the Company consummated the IPO of 11,500,000 Units (the “Units” and, with respect to the shares of Class A common stock included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000 which is described in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 7,470,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to the Company’s Sponsor, ESH Sponsor LLC, a limited liability company, which is an affiliate of members of the Board of Directors and management team (the “Sponsor”), and I-Bankers Securities, Inc. (“I-Bankers”) and Dawson James (“Dawson James”), the representative of the underwriters of the initial Public Offering, generating gross proceeds of $7,470,000, which is described in Note 4.

Transaction costs amounted to $5,368,092, consisting of $2,300,000 of cash underwriting discount, $2,239,466 fair value of Representative Shares, and $828,626 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating our Initial Business Combination. The Company’s Initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes and excluding the amount of any Marketing Fee, as defined in Note 6, held in Trust Account) at the time the Company signs a definitive agreement in connection with the Initial Business Combination. However, the Company will only complete our Initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

Following the closing of the IPO on June 16, 2023, an amount of $116,725,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of our Initial Business Combination or (ii) the distribution of the Trust Account as described below.

The Company will provide holders of the Company’s outstanding Public Shares sold in the IPO (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of our Initial Business Combination either (i) in connection with a stockholder meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of our Initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.15 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the Marketing Fee the Company will pay to the underwriters (as discussed in Note 6).

The Public Shares will be recorded at a redemption value and classified as temporary equity, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with our Initial Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of our Initial Business Combination and a majority of the shares voted are voted in favor of the Initial Business Combination. If a stockholder vote is not required by applicable law or stock exchange requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to the amended and restated certificate of incorporation adopted by the Company upon the consummation of the IPO (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing our Initial Business Combination. If, however, a stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with our Initial Business Combination, the holders of the Founder Shares prior to our IPO (the “Initial Stockholders”) agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of our Initial Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of our Initial Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an Initial Business Combination without the prior consent of the Sponsor.

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

The Initial Stockholders will agree not to propose an amendment to the Certificate of Incorporation (A) in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete our Initial Business Combination within the time frame described below or (B) with respect to any other material provision relating to the rights of holders of Public Shares or pre-Initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares upon approval of any such amendment.

The Company will have only the Combination Period, or until December 16, 2024, to complete the Initial Business Combination.

On July 20, 2023, the Company issued a press release announcing that, on July 21, 2023, the Units would no longer trade, and that the Company’s common stock and rights, which together comprise the Units will commence trading separately. The common stock and rights will be listed on the Nasdaq Global Market and trade with the ticker symbols “ESHA,” and “ESHAR,” respectively. This is a mandatory and automatic separation, and no action was required by the holders of Units.

If the Company is unable to complete our Initial Business Combination within the Combination Period (the “Combination Period”), the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete the Initial Business Combination within the Combination Period.

The Initial Stockholders will not be entitled to liquidation rights with respect to the Founder Shares if the Company fails to complete our Initial Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete our Initial Business Combination within the Combination Period. The underwriters will agree to waive their rights to the Marketing Fee (see Note 6) held in the Trust Account in the event the Company does not complete our Initial Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.15. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per Public Share and (ii) the actual amount per Public Share held in the Trust Account due to reductions in the value of the trust assets as of the date of the liquidation of the Trust Account, in each case including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, less franchise and income taxes payable. This liability will not apply with respect to any claims by a third party or Target that executed an agreement waiving any and all rights to seek access to the Trust Account (whether or not such agreement is enforceable) or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management is currently evaluating the impact of the current global economic uncertainty, rising interest rates, high inflation, high energy prices, supply chain disruptions, the Israel-Hamas conflict and the Russia-Ukraine war (including the impact of any sanctions imposed in response thereto) and has concluded that while it is reasonably possible that any of these could have a negative effect on our financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude, or the extent to which they may negatively impact our business and our ability to complete an Initial Business Combination.

Going Concern Consideration

As of December 31, 2023, the Company had cash of $1,879,227 and working capital of $1,165,036.

Until the consummation of a Business Combination, the Company will be using the funds held outside the Trust Account for identifying and evaluating target businesses, performing due diligence on prospective target businesses, paying for travel expenditures, reviewing corporate documents and material agreements of prospective target businesses, and structuring, negotiating and completing a Business Combination.

In order to finance transaction costs in connection with our Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes our Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that our Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of our Initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2023 and 2022, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by December 16, 2024, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 16, 2024.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,879,227 and $44,963 of cash as of December 31, 2023 and 2022, respectively, and no cash equivalents.

Investments Held in Trust Account

At December 31, 2023, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. treasury securities. The investments held in Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Offering Costs

Offering costs consisted of legal, accounting, and other costs incurred through the balance sheet date that were directly related to the IPO. Upon completion of the IPO, offering costs were allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the warrants were charged to equity. Offering costs allocated to the Class A common stock were charged against the carrying value of Class A common stock subject to possible redemption upon the completion of the IPO.

Class A Common Stock Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s Initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., Public Rights) and as such, the initial carrying value of Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and accumulated deficit. Accordingly, at December 31, 2023, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023, 11,500,000 Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheets. There were none outstanding at December 31, 2022.

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(1,398,400)
Class A common stock issuance costs	(5,252,889)
Plus:
Remeasurement of carrying value to redemption value	10,719,859
Class A Common Stock subject to possible redemption, December 31, 2023	$119,068,570

Derivative Financial Instruments

The Company evaluates its equity-linked financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are classified as liabilities, the derivative instrument is initially recognized at fair value with subsequent changes in fair value recognized in the statements of operations each reporting period. The classification of derivative instruments, including whether such instruments should be classified as liabilities or as equity, is evaluated at the end of each reporting period. The Company accounted for the rights issued in connection with the IPO and the warrants issued in connection with the Private Placement as equity-classified instruments in accordance with ASC 815 as they did not meet the liability criteria (i.e. cashless exercises).

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed de minimis as of December 31, 2023 and 2022.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Share of Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the rights and warrants sold in the IPO and the Private Placement to purchase an aggregate of 8,620,000 shares of its Class A common stock in the calculation of diluted net income (loss) per share, since their exercise is contingent upon future events. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	Years Ended December 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic net income (loss) per share
Numerator:
Allocation of net income (loss)	$1,369,402	$577,497	$—	$(19,468)
Denominator:
Basic weighted average shares outstanding	6,411,882	2,703,984	—	2,500,000
Basic net income (loss) per share	$0.21	$0.21	$—	$(0.01)

	Years Ended December 31,
	2023		2022
	Class A	Class B	Class A	Class B
Diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$1,344,185	$602,714	$—	$(19,468)
Denominator:
Diluted weighted average shares outstanding	6,411,882	2,875,000	—	2,500,000
Diluted net income (loss) per share	$0.21	$0.21	$—	$(0.01)

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13—Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the IPO, the Company sold 11,500,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one right. Each Public Right entitles the holder thereof to receive one-tenth (1/10) of one shares of Class A common stock upon the consummation of the Initial Business Combination.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Sponsor, I-Bankers and Dawson James purchased an aggregate of 7,470,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, or $7,470,000 in the aggregate, in a private placement.

Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the IPO held in the Trust Account so that the Trust Account holds $10.15 per unit sold. If the Company does not complete our Initial Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be redeemable and exercisable on a cashless basis.

The Sponsor and the Company’s officers and directors will agree, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial business Combination.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On December 17, 2021, the Sponsor subscribed to purchase 8,625,000 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Founder Shares”) for a subscription price of $25,000. Such subscription receivable was paid in full on March 9, 2022. On May 8, 2023, the Sponsor surrendered an aggregate of 5,750,000 shares of its Class B common stock for no consideration, which were cancelled, resulting in the Initial Stockholders holding an aggregate of 2,875,000 Founder Shares. The Initial Stockholders agreed to forfeit up to 375,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture was to be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the IPO (excluding the Representative Shares). If the Company increased or decreased the size of the offering, the Company would effect a stock dividend or share contribution back to capital, as applicable, immediately prior to the consummation of the IPO in such amount as to maintain the Founder Share ownership of the Company’s stockholders prior to the IPO at 20.0% of the Company’s issued and outstanding common stock upon the consummation of the IPO (excluding the Representative Shares, as defined below). On June 16, 2023, the underwriters exercised their over-allotment option in full as part of the initial closing of the IPO. As such, the 375,000 Founder Shares are no longer subject to forfeiture.

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

Related Party Loans

Promissory Note to Sponsor

On December 17, 2021 and as amended on May 9, 2023, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note is non-interest bearing, unsecured and due upon the earlier of (x) June 30, 2023 (as amended), and (y) the closing of the IPO. The outstanding balance of $249,560 was repaid at the closing of the IPO on June 16, 2023. As of December 31, 2023, this facility is no longer available.

Due from Sponsor

At the closing of the IPO on June 16, 2023, a portion of the proceeds from the sale of the Private Placement Warrants in the amount of $45,440 was due to the Company to be held outside of the Trust Account for working capital purposes. On June 21, 2023, the Sponsor paid the Company an amount of $30,292 to partially settle the outstanding balance. In July 2023, the Sponsor paid $13,712 expense reimbursements on behalf of the Company. In October and December 2023, the Company paid a total of $24,360 of Sponsor’s expenses on behalf of the Sponsor. As of December 31, 2023, the Sponsor owes the Company an outstanding amount of $25,796.

Working Capital Loan

In addition, in order to finance transaction costs in connection with our Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes our Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that our Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of our Initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2023 and 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an agreement, commencing on June 13, 2023 through the earlier of consummation of the Initialbusiness Combination and the Company’s liquidation, to reimburse an affiliate of the Company’s officers $5,000 per month for office space, utilities, secretarial support and other administrative and consulting services.

In addition, the Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential partner businesses and performing due diligence on suitable Initial Business Combinations. Any such payments prior to an Initial Business Combination will be made using funds held outside the Trust Account.

For the year ended December 31, 2023, the Company incurred and paid $32,795 in fees for these services. For the year ended December 31, 2022, the Company did not incur any such fees for these services.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and Stockholder Rights

The holders of Founder Shares, Private Placement Warrants (and underlying securities) and Private Placement Warrants that may be issued upon conversion of Working Capital Loans (and any underlying securities) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to the consummation of the IPO. These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

On June 16, 2023, the Company issued to I-Bankers 258,750 shares of Class A common stock and to Dawson James 28,750 shares of Class A common stock at the closing of the IPO (collectively, the “Representative Shares”). The Company determined the fair value of the 287,500 Representative Shares to be $2,239,466 (or $7.789 per share) using the Probability-Weighted Expected Return Method (PWERM) Model. The fair value of the shares granted to the underwriters utilized the following assumptions: (1) expected volatility of 5.7%, (2) risk-free interest rate of 5.15%, (3) expected life of 1.17 years, and (4) implied discount for lack of marketability (DLOM) of 1.4%. Accordingly, the fair value of $2,239,466 were accounted for as offering costs at the closing of the IPO.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a Lock-Up for a period of 180 days immediately following the commencement of sales in our IPO. Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the commencement of sales in our IPO, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the commencement of sales in our IPO, except to any underwriters and selected dealer participating in the offering and their bona fide officers or partners.

The underwriters were also entitled to an underwriting discount of $0.20 per unit, or $2.3 million in the aggregate, which was paid upon the closing of the IPO.

Initial Business Combination Marketing Agreement

The Company entered into the Marketing Agreement with the underwriters, I-Bankers and Dawson James, to assist the Company in holding meetings with the stockholders to discuss the potential Initial Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the Initial Business Combination, assist the Company in obtaining stockholder approval for the Initial Business Combination and assist the Company with its press releases and public filings in connection with the Initial Business Combination. Pursuant to the Initial Business Combination Marketing Agreement, the Company will pay I-Bankers and Dawson James, collectively, 3.5% of the gross proceeds of the IPO, or $4.03 million in the aggregate (the “Marketing Fee”). The Marketing Fee will become payable to I-Bankers and Dawson James from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination with a target introduced to the Company by I-Bankers.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2023, there were 287,500 shares of Class A common stock issued and outstanding, excluding 11,500,000 shares of Class A common stock subject to possible redemption. At December 31, 2022, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At December 31, 2023 and 2022, there were 2,875,000 shares of Class B common stock issued and outstanding. At December 31, 2022, the issued and outstanding Class B common stock included up to 375,000 shares subject to forfeiture to the extent that the over-allotment option was not exercised in full or in part by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the IPO (excluding the Representative Shares). As a result of the underwriters’ election to fully exercise their over-allotment option on June 16, 2023, 375,000 Founder Shares are no longer subject to forfeiture.

Holders of the Class B common stock will have the right to appoint all of the Company’s directors prior to an Initialbusiness Combination. On any other matter submitted to a vote of the Company’s stockholders, holders of the Class A common stock and holders of the Class B common stock will vote together as a single class, except as required by law or stock exchange rule; provided, that the holders of Class B common stock will be entitled to vote as a separate class to increase the authorized number of shares of Class B common stock. Each share of common stock will have one vote on all such matters.

The shares of Class B common stock will automatically convert into shares of the Company’s Class A common stock at the time of the Company’s Initialbusiness Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered and related to the closing of the Initialbusiness Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the IPO (excluding the Representative Shares) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Initialbusiness Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Initialbusiness Combination, any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

Rights — At December 31, 2023 and 2022, there were 11,500,000 and 0 rights outstanding, respectively. Each holder of a right will receive one-tenth (1/10) of a share of Class A common stock upon consummation of the Initialbusiness Combination. In the event the Company will not be the survivor upon completion of the Initialbusiness Combination, each holder of a right will be required to convert his, her or its rights in order to receive the 1/10 share underlying each right (without paying any additional consideration) upon consummation of the Initial Business Combination. If the Company is unable to complete an Initialbusiness Combination within the required time period and it liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. No fractional shares will be issued upon conversion of any rights. As a result, a holder must have 10 rights to receive one share of common stock at the closing of the Initial Business Combination.

Warrants — At December 31, 2023 and 2022, there were 7,470,000 and 0 warrants outstanding, respectively. No public warrants were sold in the IPO. The Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Initialbusiness Combination.

Each Private Placement Warrant entitles the registered holder to purchase one share of the Class A common stock at a price of $11.50 per share, at any time commencing on the later of 12 months from the closing of the IPO or 30 days after the completion of the Initialbusiness Combination. The Private Placement Warrants will expire five years after the completion of the Initialbusiness Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the Initial Initial Business Combination, the Company will use its reasonable best efforts to file, and within 60 business days after the closing the Initial Initial Business Combination, to have declared effective, a registration statement relating to the shares of Class A common stock issuable upon exercise of the Private Placement Warrants and to maintain the effectiveness of such registration statement, and a current Prospectus relating to those shares of Class A common stock until the Private Placement Warrants expire. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of the Private Placement Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

NOTE 8. INCOME TAXES

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2023	2022
Deferred tax assets
Net operating loss carryforward	$—	$272
Startup Costs	106,912	4,778
Total deferred tax assets	106,912	5,050
Valuation allowance	(106,912)	(5,050)
Deferred tax assets, net of allowance	$—	$—

The income tax provision for the years ended December 31, 2023 and 2022 consists of the following:

	December 31,	December 31,
	2023	2022
Federal
Current	$819,453	$—
Deferred	(82,464)	(4,088)
State
Current	$—	$—
Deferred	(19,398)	(962)
Change in valuation allowance	101,862	5,050
Income tax provision	$819,453	$—

As of December 31, 2023 and 2022, the Company had a total of $0 and $1,050, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income. The federal net operating loss can be carried forward indefinitely. As of December 31, 2023 and 2022, the Company did not have any state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2023 and 2022, the change in the valuation allowance were $101,862 and $5,050, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	4.9%	4.9%
Change in valuation allowance	3.7%	(25.9)%
Income tax provision	29.6%	0.0%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to changes in fair value in warrants, transaction costs associated with warrants and the recording of full valuation allowances on deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 10. FAIR VALUE MEASUREMENTS

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

At December 31, 2023, assets held in the Trust Account were comprised of $120,000,366 in money market funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2023, the Company has not withdrawn any income earned from the Trust Account to pay certain tax obligations.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2023
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$120,000,366

The following table presents information about the Company’s equity instruments that are measured at fair value at June 16, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	June 16, 2023
Equity:
Representative shares	3	$2,239,466
Fair Value of Public Rights for common stock subject to redemption allocation	3	$1,398,400

The Company determined the fair value of the 287,500 representative shares to be $2,239,466 (or $7.789 per share) using the PWERM Model. The following assumptions were used in valuing the representative shares:

June 16, 2023
Risk-free rate	5.15%
Volatility	5.7%
Implied DLOM (Discount for Lack of Marketability)	1.4%
Restricted term (in years)	1.17

The Company determined the fair value of the 11,500,000 public rights to be $1,398,400 (or $0.122 per public right). The rights were valued based on market comparables. The following criteria was utilized to select comparable Special Purpose Acquisition Companies who were pre-business combination and included rights as part of their units that were publicly trading with significant time remaining to complete their initial business combination:

Criteria	Low	High
IPO Proceeds (in millions of dollars)	50	240
Warrant Coverage	—	1.0
Rights Coverage (per unit)	0.06	0.20
Remaining Months to Complete	—	10

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of April, 2024.

ESH Acquisition Corp.

Date: April 1, 2024	By:	/s/ James Francis
	Name:	James Francis
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 1, 2024	By:	/s/ Jonathan Morris
	Name:	Jonathan Morris
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James Francis	Chief Executive Officer	April 1, 2024
James Francis	(Principal Executive Officer) and Director

/s/ Jonathan Morris	Chief Financial Officer	April 1, 2024
Jonathan Morris	(Principal Financial and Accounting Officer) and Director

/s/ Allen Weiss	Chairman of the Board of Directors	April 1, 2024
Allen Weiss

/s/ Christopher Ackerley	Director	April 1, 2024
Christopher Ackerley

/s/ Christina Francis	Director	April 1, 2024
Christina Francis

/s/ Jonathan Gordon	Director	April 1, 2024
Jonathan Gordon

/s/ Thomas Wolber	Director	April 1, 2024
Thomas Wolber