Form 10-Q
period 2024-03-31
ESH Acquisition Corp.
filed 2024-05-20
CIK 1918661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2024

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

As of May 20, 2024, there were 11,787,500 shares of Class A common stock, $0.0001 par value and 2,875,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ESH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

ESH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$1,820,447	$1,879,227
Due from Sponsor	10,136	25,796
Prepaid expenses	8,209	18,082
Short-term prepaid insurance	281,681	281,681
Total Current Assets	2,120,473	2,204,786

Long-term prepaid insurance	57,119	127,539
Investments held in Trust Account	121,565,683	120,000,366
TOTAL ASSETS	$123,743,275	$122,332,691

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$166,788	$107,954
Franchise tax payable	162,961	112,343
Income taxes payable	981,484	819,453
TOTAL LIABILITIES	1,311,233	1,039,750

Commitments and Contingencies

COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class A common stock subject to possible redemption, 11,500,000 shares at redemption value of approximately $10.47 and $10.35 per share at March 31, 2024 and December 31, 2023, respectively	120,421,238	119,068,570

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 287,500 issued and outstanding (excluding 11,500,000 shares subject to possible redemption) at March 31, 2024 and December 31, 2023	28	28
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 issued and outstanding at March 31, 2024 and December 31, 2023	288	288
Additional paid-in capital	—	297,488
Retained earnings	2,010,488	1,926,567
TOTAL STOCKHOLDERS’ EQUITY	2,010,804	2,224,371
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY	$123,743,275	$122,332,691

The accompanying notes are an integral part of the unaudited condensed financial statements.

ESH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
General and administrative expenses	$213,567	$2,867
Franchise tax expense	50,618	—
Loss from operations	(264,185)	(2,867)

Other income:
Interest earned on investments held in Trust Account	1,565,317	—
Total other income	1,565,317	—

Income (loss) before provision for income taxes	1,301,132	(2,867)
Provision for income taxes	(162,031)	—
Net income (loss)	$1,139,101	$(2,867)

Basic and diluted weighted average shares outstanding, Class A common stock	11,787,500	—
Basic and diluted net income per share	$0.08	$—

Basic and diluted weighted average shares outstanding, Class B common stock(1)	2,875,000	2,500,000
Basic and diluted net income (loss) per share	$0.08	$(0.00)

(1)	Excluded up to 375,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ESH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance — January 1, 2024	287,500	$28	2,875,000	$288	$297,488	$1,926,567	$2,224,371
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	(297,488)	(1,055,180)	(1,352,668)
Net income	—	—	—	—	—	1,139,101	1,139,101
Balance – March 31, 2024 (unaudited)	287,500	$28	2,875,000	$288	$—	$2,010,488	$2,010,804

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2023(1)	—	$—	2,875,000	$288	$24,712	$(20,332)	$4,668
Net loss	—	—	—	—	—	(2,867)	(2,867)
Balance – March 31, 2023(1) (unaudited)	—	$—	2,875,000	$288	$24,712	$(23,199)	$1,801

(1)	Included up to 375,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ESH ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$1,139,101	$(2,867)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest earned on investments held in Trust Account	(1,565,317)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	9,873	—
Long-term prepaid insurance	70,420	—
Due from Sponsor	15,660	—
Accounts payable and accrued expenses	137,717	(2,851)
Franchise tax payable	50,618	—
Income taxes payable	162,031	—
Net cash provided by (used in) operating activities	20,103	(5,718)

Cash Flows from Financing Activities:
Payment of offering costs	(78,883)	(8,000)
Net cash used in financing activities	(78,883)	(8,000)

Net Change in Cash	(58,780)	(13,718)
Cash – Beginning of period	1,879,227	44,963
Cash – End of period	$1,820,447	$31,245

Non-cash investing and financing activities:
Offering costs included in accrued expenses	$—	$30,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

As of March 31, 2024, the Company had not commenced any operations. All activity for the period from November 17, 2021 (inception) through March 31, 2024 relates to the Company’s formation and the initial public offering (the “IPO”), which is described below, and subsequent to the IPO, identifying a target company for the Initial Business Combination. The Company will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds held in the Trust Account (defined below). The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the IPO, the Company consummated the sale of 7,470,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to the Company’s Sponsor, ESH Sponsor LLC, a limited liability company, which is an affiliate of members of the Board of Directors and management team (the “Sponsor”), and I-Bankers Securities, Inc. (“I-Bankers”) and Dawson James (“Dawson James”), the representative of the underwriters of the IPO, generating gross proceeds of $7,470,000, which is described in Note 4.

Transaction costs amounted to $5,368,092, consisting of $2,300,000 of cash underwriting discount, $2,239,466 fair value of Representative Shares, and $828,626 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating the Initial Business Combination. The Company’s Initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes and excluding the amount of any Marketing Fee, as defined in Note 6, held in Trust Account) at the time the Company signs a definitive agreement in connection with the Initial Business Combination. However, the Company will only complete the Initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

Following the closing of the IPO on June 16, 2023, an amount of $116,725,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of the Initial Business Combination or (ii) the distribution of the Trust Account as described below.

The Company will provide holders of the Company’s outstanding Public Shares sold in the IPO (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the Initial Business Combination either (i) in connection with a stockholder meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of the Initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.15 per Public Share). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the Marketing Fee the Company will pay to the underwriters (as discussed in Note 6).

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

The Public Shares are recorded at a redemption value and classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will proceed with an Initial Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of the Initial Business Combination and a majority of the shares voted are voted in favor of the Initial Business Combination. If a stockholder vote is not required by applicable law or stock exchange requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to the amended and restated certificate of incorporation adopted by the Company upon the consummation of the IPO (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing an Initial Business Combination. If, however, a stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with an Initial Business Combination, the holders of the Founder Shares prior to the IPO (the “Initial Stockholders”) agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of the Initial Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of an Initial Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an Initial Business Combination without the prior consent of the Sponsor.

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

The Initial Stockholders will agree not to propose an amendment to the Certificate of Incorporation (A) in a manner that would affect the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete an Initial Business Combination within the time frame described below or (B) with respect to any other material provision relating to the rights of holders of Public Shares or pre-Initial Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares upon approval of any such amendment.

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

If the Company is unable to complete an Initial Business Combination within 18 months from the closing of the IPO (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete the Initial Business Combination within the Combination Period.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

The Initial Stockholders will not be entitled to liquidation rights with respect to the Founder Shares if the Company fails to complete an Initial Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete an Initial Business Combination within the Combination Period. The underwriters will agree to waive their rights to the Marketing Fee (see Note 6) held in the Trust Account in the event the Company does not complete an Initial Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.15. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.15 per Public Share and (ii) the actual amount per Public Share held in the Trust Account due to reductions in the value of the trust assets as of the date of the liquidation of the Trust Account, in each case including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, less franchise and income taxes payable. This liability will not apply with respect to any claims by a third party or Target that executed an agreement waiving any and all rights to seek access to the Trust Account (whether or not such agreement is enforceable) or to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management is currently evaluating the impact of the current global economic uncertainty, rising interest rates, high inflation, high energy prices, supply chain disruptions, the Israel-Hamas conflict and the Russia-Ukraine war (including the impact of any sanctions imposed in response thereto) and has concluded that while it is reasonably possible that any of these events could have a negative effect on the Company’s financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude, or the extent to which they may negatively impact the Company’s business and its ability to complete an Initial Business Combination.

Going Concern Consideration

As of March 31, 2024, the Company had cash of $1,820,447 and working capital of $809,240.

Until the consummation of an Initial Business Combination, the Company will be using the funds held outside the Trust Account for identifying and evaluating target businesses, performing due diligence on prospective target businesses, paying for travel expenditures, reviewing corporate documents and material agreements of prospective target businesses, and structuring, negotiating and completing an Initial Business Combination.

In order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Initial Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete an Initial Business Combination by December 16, 2024, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an Initial Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 16, 2024.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 1, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,820,447 and $1,879,227 of cash as of March 31, 2024 and December 31, 2023, respectively, and no cash equivalents.

Investments Held in Trust Account

At March 31, 2024 and December 31, 2023, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. treasury securities. The investments held in Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2, or Level 3. These tiers include:

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

Offering Costs

Offering costs consisted of legal, accounting, and other costs incurred through the condensed balance sheet date that were directly related to the IPO. Upon completion of the IPO, offering costs were allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the warrants were charged to equity. Offering costs allocated to the Class A common stock were charged against the carrying value of Class A common stock subject to possible redemption upon the completion of the IPO.

Class A Common Stock Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s Initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., Public Rights), and as such, the initial carrying value of Public Shares classified as temporary equity is the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as they occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and retained earnings. Accordingly, at March 31, 2024 and December 31, 2023, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2024 and December 31, 2023, there are 11,500,000 shares of Class A common stock subject to possible redemption presented as temporary equity, outside of the stockholders’ equity section of the accompanying condensed balance sheets.

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(1,398,400)
Class A common stock issuance costs	(5,252,889)
Plus:
Remeasurement of carrying value to redemption value	10,719,859
Class A Common Stock subject to possible redemption, December 31, 2023	119,068,570
Plus:
Remeasurement of carrying value to redemption value	1,352,668
Class A Common Stock subject to possible redemption, March 31, 2024	$120,421,238

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

Derivative Financial Instruments

The Company evaluates its equity-linked financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are classified as liabilities, the derivative instrument is initially recognized at fair value with subsequent changes in fair value recognized in the statements of operations each reporting period. The classification of derivative instruments, including whether such instruments should be classified as liabilities or as equity, is evaluated at the end of each reporting period. The Company accounted for the rights issued in connection with the IPO and the warrants issued in connection with the Private Placement as equity-classified instruments in accordance with ASC 815 as they did not meet the liability criteria (i.e., cashless exercises).

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed de minimis as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate was 12.5% and 0% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2024, due to changes in the valuation allowance on the deferred tax assets and prior year true ups from the tax return.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company has been subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) Per Share of Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the rights and warrants sold in the IPO and the Private Placement to purchase an aggregate of 8,620,000 shares of its Class A common stock in the calculation of diluted net income (loss) per share, since their exercise is contingent upon future events. The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	Three Months Ended March 31,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and Diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$915,748	$223,353	$—	$(2,867)
Denominator:
Basic and diluted weighted average shares outstanding	11,787,500	2,875,000	—	2,500,000
Basic and diluted net income (loss) per share	$0.08	$0.08	$—	$(0.00)

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the IPO held in the Trust Account so that the Trust Account holds $10.15 per unit sold. If the Company does not complete an Initial Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be redeemable and exercisable on a cashless basis.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial business Combination.

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

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

The Initial Stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the Initial Business Combination or (B) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the Initial Business Combination that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property (the “Lock-Up”).

Notwithstanding the foregoing, if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, the Founder Shares will be released from the Lock-Up.

Related Party Loans

Promissory Note to Sponsor

On December 17, 2021 and as amended on May 9, 2023, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the earlier of (x) June 30, 2023 (as amended), and (y) the closing of the IPO. The outstanding balance of $249,560 was repaid at the closing of the IPO on June 16, 2023. As of March 31, 2024 and December 31, 2023, this facility is no longer available.

Due from Sponsor

At the closing of the IPO on June 16, 2023, a portion of the proceeds from the sale of the Private Placement Warrants in the amount of $45,440 was due to the Company to be held outside of the Trust Account for working capital purposes. On June 21, 2023, the Sponsor paid the Company an amount of $30,292 to partially settle the outstanding balance. In July 2023, the Sponsor paid $13,712 expense reimbursements on behalf of the Company. In October and December 2023, the Company paid a total of $24,360 of Sponsor’s expenses on behalf of the Sponsor. As of March 31, 2024 and December 31, 2023, the Sponsor owes the Company an outstanding amount of $10,136 and $25,796, respectively.

Working Capital Loan

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

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

For the three months ended March 31, 2024, the Company incurred and paid $15,000 in fees for these services. For the three months ended March 31, 2023, the Company did not incur any such fees for these services.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration and Stockholder Rights

The holders of Founder Shares, Private Placement Warrants (and underlying securities) and Private Placement Warrants that may be issued upon conversion of Working Capital Loans (and any underlying securities) are entitled to registration rights pursuant to a registration rights agreement signed at the consummation of the IPO. These holders are entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

On June 16, 2023, the Company issued to I-Bankers 258,750 shares of Class A common stock and to Dawson James 28,750 shares of Class A common stock at the closing of the IPO (collectively, the “Representative Shares”). The Company determined the fair value of the 287,500 Representative Shares to be $2,239,466 (or $7.789 per share) using the Probability-Weighted Expected Return Method Model. The fair value of the shares granted to the underwriters utilized the following assumptions: (1) expected volatility of 5.7%, (2) risk-free interest rate of 5.15%, (3) expected life of 1.17 years, and (4) implied discount for lack of marketability of 1.4%. Accordingly, the fair value of $2,239,466 was accounted for as offering costs at the closing of the IPO.

The Representative Shares have been deemed compensation by Financial Industry Regulatory Authority (“FINRA”) and are therefore subject to a Lock-Up for a period of 180 days immediately following the commencement of sales in the IPO. Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the commencement of sales in the IPO, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the commencement of sales in the IPO, except to any underwriters and selected dealer participating in the offering and their bona fide officers or partners.

The underwriters were also entitled to an underwriting discount of $0.20 per unit, or $2.3 million in the aggregate, which was paid upon the closing of the IPO.

Initial Business Combination Marketing Agreement

The Company entered into the Marketing Agreement with the underwriters, I-Bankers and Dawson James to assist the Company in holding meetings with the stockholders to discuss the potential Initial Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with the Initial Business Combination, assist the Company in obtaining stockholder approval for the Initial Business Combination and assist the Company with its press releases and public filings in connection with the Initial Business Combination. Pursuant to the Initial Business Combination Marketing Agreement, the Company will pay I-Bankers and Dawson James, collectively, 3.5% of the gross proceeds of the IPO, or $4.03 million in the aggregate (the “Marketing Fee”). The Marketing Fee will become payable to I-Bankers and Dawson James from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination with a target introduced to the Company by I-Bankers.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2024 and December 31, 2023, there were 287,500 shares of Class A common stock issued and outstanding, excluding 11,500,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At March 31, 2024 and December 31, 2023, there were 2,875,000 shares of Class B common stock issued and outstanding.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

Rights — At March 31, 2024 and December 31, 2023, there were 11,500,000 rights outstanding. Each holder of a right will receive one-tenth (1/10) of a share of Class A common stock upon consummation of the Initial Business Combination. In the event the Company will not be the survivor upon completion of the Initial Business Combination, each holder of a right will be required to convert his, her or its rights in order to receive the 1/10 share underlying each right (without paying any additional consideration) upon consummation of the Initial Business Combination. If the Company is unable to complete an Initial Business Combination within the required time period and it liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. No fractional shares will be issued upon conversion of any rights. As a result, a holder must have 10 rights to receive one share of common stock at the closing of the Initial Business Combination.

Warrants — At March 31, 2024 and December 31, 2023, there were 7,470,000 warrants outstanding. No public warrants were sold in the IPO. The Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Initial business Combination.

Each Private Placement Warrant entitles the registered holder to purchase one share of the Class A common stock at a price of $11.50 per share, at any time commencing on the later of 12 months from the closing of the IPO or 30 days after the completion of the Initial business Combination. The Private Placement Warrants will expire five years after the completion of the Initial business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

If the Company calls the Private Placement Warrants for redemption as described above, management will have the option to require any holder that wishes to exercise their warrant to do so on a “cashless basis”. In determining whether to require all holders to exercise their Private Placement Warrants on a “cashless basis,” the Company will consider, among other factors, the cash position, the number of Private Placement Warrants that are outstanding and the dilutive effect on the stockholders of issuing the maximum number of shares of Class A common stock issuable upon the exercise of the Private Placement Warrants. If the Company takes advantage of this option, all holders of the Private Placement Warrants would pay the exercise price by surrendering their warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

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

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

At March 31, 2024 and December 31, 2023, assets held in the Trust Account were comprised of $121,565,683 and $120,000,366 in money market funds which are invested primarily in U.S. Treasury Securities, respectively. Through March 31, 2024, the Company has not withdrawn any income earned from the Trust Account to pay certain tax obligations.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2024	2023
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$121,565,683	$120,000,366

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Initial Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Initial Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 17, 2021 (inception) through March 31, 2024 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for our Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had a net income of $1,139,101, which consists of interest income on investments held in the Trust Account of $1,565,317, offset by operating costs of $213,567, provision for income taxes of $162,031, and franchise tax expense of $50,618.

For the three months ended March 31, 2023, we had a net loss of $2,867, which consists of operating costs.

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

For the three months ended March 31, 2024, cash provided by operating activities was $20,103. Net income of $1,139,101 was affected by interest earned on investments held in the Trust Account of $1,565,317. Changes in operating assets and liabilities provided $446,319 of cash for operating activities.

For the three months ended March 31, 2023, cash used in operating activities was $5,718. Net loss of $2,867 was affected by changes in operating assets and liabilities which used $2,851 of cash for operating activities.

As of March 31, 2024, we had investments held in the Trust Account of $121,565,683 (including $4,840,683 of interest income) consisting of U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2024, we have not withdrawn any interest earned from the Trust Account.

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

As of March 31, 2024, we had cash of $1,820,447. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our Initial Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $2.3 million in the aggregate, which was paid upon the closing of the IPO.

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

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of March 31, 2024, we have not identified any critical accounting policies, while we have identified a critical accounting estimate below:

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2024 and December 31, 2023, 11,500,000 shares of Class A common stock are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets. As of March 31, 2024 and December 31, 2023, Class A common stock subject to possible redemption amounts to $120,421,238 and $119,068,570, respectively.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the three months ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation-S-K).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated June 13, 2023, by and among the Company, I-Bankers and Dawson James.(1)
1.2	Business Combination Marketing Agreement, dated June 13, 2023, by and among the Company, I-Bankers and Dawson James Securities, Inc. (1)
3.1	Amended and Restated Certificate of Incorporation(1)
3.2	By-Laws of ESH Acquisition Corp.(2)
4.1	Rights Agreement, dated June 13, 2023, by and between the Company and CST(1)
4.2	Warrant Agreement, dated June 13, 2023, by and between CST and the Company. (1)
10.1	Investment Management Trust Agreement, dated June 13, 2023, by and between CST and the Company. (1)
10.2	Registration and Rights Agreement, dated June 13, 2023, by and among the Company, the Sponsor, I-Bankers and Dawson James. (1)
10.3	Private Placement Warrants Purchase Agreement, dated June 13, 2023, by and among the Company, the Sponsor, I-Bankers and Dawson James. (1)
10.4	Indemnity Agreement, dated June 13, 2023, by and between the Company and James Franics. (1)
10.5	Indemnity Agreement, dated June 13, 2023, by and between the Company and Jonathan Morris. (1)
10.6	Indemnity Agreement, dated June 13, 2023, by and between the Company and Thomas Wolber. (1)
10.7	Indemnity Agreement, dated June 13, 2023, by and between the Company and Jonathan Gordon. (1)
10.8	Indemnity Agreement, dated June 13, 2023, by and between the Company and Christina Francis. (1)
10.9	Indemnity Agreement, dated June 13, 2023, by and between the Company and Christopher Ackerley. (1)
10.10	Indemnity Agreement, dated June 13, 2023, by and between the Company and Allen Weiss. (1)
10.11	Administrative Services Agreement, dated June 13, 2023, between the Company and the Sponsor. (1)
10.12	Letter Agreement, dated June 13, 2023, by and among the Company, the Sponsor, I-Bankers, Dawson James and the Company’s officers and directors. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

*	Filed herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 20, 2023 and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on November 14, 2023 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESH Acquisition Corp.

Date: May 20, 2024	By:	/s/ James Francis
	Name:	James Francis
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2024	By:	/s/ Jonathan Morris
	Name:	Jonathan Morris
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)