Form 10-Q
period 2024-09-30
ESH Acquisition Corp.
filed 2024-11-14
CIK 1918661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

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

As of November 14, 2024, there were 11,787,500 shares of Class A common stock, $0.0001 par value and 2,875,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ESH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ESH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash	$1,460,218	$1,879,227
Cash – restricted	87,851	—
Due from Sponsor	13,736	25,796
Prepaid expenses	28,227	18,082
Prepaid insurance – current portion	197,959	281,681
Total Current Assets	1,787,991	2,204,786

Long-term prepaid insurance	—	127,539
Investments held in Trust Account	123,794,068	120,000,366
TOTAL ASSETS	$125,582,059	$122,332,691

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$9,265	$107,954
Franchise tax payable	104,251	112,343
Income taxes payable	957,041	819,453
Total Current Liabilities	1,070,557	1,039,750
TOTAL LIABILITIES	1,070,557	1,039,750

Commitments and Contingencies

COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class A common stock subject to possible redemption, 11,500,000 shares at redemption value of $10.68 and $10.35 per share at September 30, 2024 and December 31, 2023, respectively	122,820,627	119,068,570

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2024 and December 31, 2023	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 287,500 issued and outstanding (excluding 11,500,000 shares subject to possible redemption) at September 30, 2024 and December 31, 2023	28	28
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 2,875,000 issued and outstanding at September 30, 2024 and December 31, 2023	288	288
Additional paid-in capital	—	297,488
Retained earnings	1,690,559	1,926,567
TOTAL STOCKHOLDERS’ EQUITY	1,690,875	2,224,371
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY	$125,582,059	$122,332,691

The accompanying notes are an integral part of the unaudited condensed financial statements.

ESH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative expenses	$156,771	$192,915	$550,758	$235,785
Franchise tax expense	50,000	50,000	150,618	152,939
Loss from operations	(206,771)	(242,915)	(701,376)	(388,724)

Other income:
Interest earned on investments held in Trust Account	1,588,812	1,522,943	4,724,702	1,700,010
Total other income	1,588,812	1,522,943	4,724,702	1,700,010

Income before provision for income taxes	1,382,041	1,280,028	4,023,326	1,311,286
Provision for income taxes	(322,628)	(381,808)	(804,765)	(401,037)
Net income	$1,059,413	$898,220	$3,218,561	$910,249

Basic weighted average shares outstanding, Class A common stock	11,787,500	11,787,500	11,787,500	4,593,658
Basic net income per share	$0.07	$0.06	$0.22	$0.13

Diluted weighted average shares outstanding, Class A common stock	11,787,500	11,787,500	11,787,500	4,593,658
Diluted net income per share	$0.07	$0.06	$0.22	$0.12

Basic weighted average shares outstanding, Class B common stock	2,875,000	2,875,000	2,875,000	2,646,140
Basic net income per share	$0.07	$0.06	$0.22	$0.13

Diluted weighted average shares outstanding, Class B common stock	2,875,000	2,875,000	2,875,000	2,875,000
Diluted net income per share	$0.07	$0.06	$0.22	$0.12

The accompanying notes are an integral part of the unaudited condensed financial statements.

ESH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2024	287,500	$28	2,875,000	$288	$297,488	$1,926,567	$2,224,371
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	(297,488)	(1,055,180)	(1,352,668)
Net income	—	—	—	—	—	1,139,101	1,139,101
Balance – March 31, 2024 (unaudited)	287,500	28	2,875,000	288	—	2,010,488	2,010,804
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(1,187,644)	(1,187,644)
Net income	—	—	—	—	—	1,020,047	1,020,047
Balance – June 30, 2024 (unaudited)	287,500	28	2,875,000	288	—	1,842,891	1,843,207
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(1,211,745)	(1,211,745)
Net income	—	—	—	—	—	1,059,413	1,059,413
Balance – September 30, 2024 (unaudited)	287,500	$28	2,875,000	$288	$—	$1,690,559	$1,690,875

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2023(1)	—	$—	2,875,000	$288	$24,712	$(20,332)	$4,668
Net loss	—	—	—	—	—	(2,867)	(2,867)
Balance – March 31, 2023(1) (unaudited)	—	—	2,875,000	288	24,712	(23,199)	1,801
Sale of 7,470,000 Private Placement Warrants	—	—	—	—	7,470,000	—	7,470,000
Fair value of rights included in Public units	—	—	—	—	1,398,400	—	1,398,400
Allocated value of transaction costs to Class A shares	—	—	—	—	(115,203)	—	(115,203)
Issuance of Representative Shares	287,500	28	—	—	2,239,438	—	2,239,466
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	(8,434,127)	—	(8,434,127)
Net income	—	—	—	—	—	14,896	14,896
Balance – June 30, 2023(1) (unaudited)	287,500	28	2,875,000	288	2,583,220	(8,303)	2,575,233
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	(1,091,135)	—	(1,091,135)
Net income	—	—	—	—	—	898,220	898,220
Balance – September 30, 2023(1) (unaudited)	287,500	$28	2,875,000	$288	$1,492,085	$889,917	$2,382,318

(1)	Included up to 375,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ESH ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$3,218,561	$910,249
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(4,724,702)	(1,700,010)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(10,145)	(11,975)
Prepaid insurance – current portion	83,722	(281,681)
Long-term prepaid insurance	127,539	(197,959)
Due from Sponsor	12,060	(1,436)
Accounts payable and accrued expenses	(19,806)	26,070
Franchise tax payable	(8,092)	148,500
Income taxes payable	137,588	401,037
Net cash used in operating activities	(1,183,275)	(707,205)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(116,725,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	931,000	—
Net cash provided by (used in) investing activities	931,000	(116,725,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	112,700,000
Proceeds from sale of Private Placements Warrants	—	7,470,000
Repayment of promissory note - related party	—	(249,560)
Payment of offering costs	(78,883)	(564,596)
Net cash (used in) provided by financing activities	(78,883)	119,355,844

Net Change in Cash and Restricted Cash	(331,158)	1,923,639
Cash and Restricted Cash – Beginning of period	1,879,227	44,963
Cash and Restricted Cash – End of period	$1,548,069	$1,968,602

Cash and Restricted Cash – End of period
Cash	$1,460,218	$1,879,227
Restricted cash	87,851	—
Cash and Restricted Cash – End of period	$1,548,069	$1,879,227

Supplementary cash flow information:
Cash paid for income taxes	$680,000	$—

Non-cash investing and financing activities:
Offering costs included in accrued expenses	$—	$75,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from November 17, 2021 (inception) through September 30, 2024 relates to the Company’s formation and the initial public offering (the “IPO”), which is described below, and subsequent to the IPO, identifying a target company for the Initial Business Combination. The Company will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds held in the Trust Account (defined below). The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2024

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

The Company will hold a special meeting of stockholders on December 3, 2024 to, among other things, vote on a proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a business combination (the “Extension Amendment Proposal”). If passed, the Extension Amendment Proposal will allow the Company to, at its discretion, exercise up to twelve monthly extensions to the date by which the Company must consummate a business combination, from December 16, 2024 until as late as December 16, 2025, or, if it fails to consummate a business combination during such time, cease its operations and redeem or repurchase 100% of the Public Shares.

If the Extension Amendment Proposal is not approved, the Company will have only 18 months from the closing of the IPO (the “Combination Period”), or until December 16, 2024, to complete the Initial Business Combination.

If the Company is unable to complete an Initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete the Initial Business Combination within the Combination Period.

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

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Going Concern Consideration

As of September 30, 2024, the Company had cash of $1,460,218 and working capital of $717,434.

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

In order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Initial Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

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

SEPTEMBER 30, 2024

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 1, 2024. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,460,218 and $1,879,227 of cash as of September 30, 2024 and December 31, 2023, respectively, and no cash equivalents.

Cash - Restricted

Cash that is encumbered or otherwise restricted as to its use is included in cash – restricted. As of September 30, 2024 and December 31, 2023, the balance was $87,851 and $0, respectively. Cash – restricted at September 30, 2024 represents cash that was withdrawn from the Trust Account to pay income and franchise taxes but is yet to be utilized at the end of the period.

Investments Held in Trust Account

At September 30, 2024 and December 31, 2023, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. treasury securities. The investments held in Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Class A Common Stock Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s Initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., Public Rights), and as such, the initial carrying value of Public Shares classified as temporary equity is the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as they occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and retained earnings. Accordingly, at September 30, 2024 and December 31, 2023, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2024 and December 31, 2023, there are 11,500,000 shares of Class A common stock subject to possible redemption presented as temporary equity, outside of the stockholders’ equity section of the accompanying condensed balance sheets.

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(1,398,400)
Class A common stock issuance costs	(5,252,889)
Plus:
Remeasurement of carrying value to redemption value	10,719,859
Class A common stock subject to possible redemption, December 31, 2023	119,068,570
Plus:
Remeasurement of carrying value to redemption value	3,752,057
Class A common stock subject to possible redemption, September 30, 2024	$122,820,627

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Derivative Financial Instruments

The Company evaluates its equity-linked financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, “Derivatives and Hedging.” For derivative financial instruments that are classified as liabilities, the derivative instrument is initially recognized at fair value with subsequent changes in fair value recognized in the statements of operations each reporting period. The classification of derivative instruments, including whether such instruments should be classified as liabilities or as equity, is evaluated at the end of each reporting period. The Company accounted for the rights issued in connection with the IPO and the warrants issued in connection with the Private Placement as equity-classified instruments in accordance with ASC 815 as they did not meet the liability criteria (i.e., cashless exercises).

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed de minimis as of September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate was 23.46% and 29.83% for the three months ended September 30, 2024 and 2023, respectively. The effective tax rate was 20.04% and 30.58% for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2024, due to changes in the valuation allowance on the deferred tax assets and prior year true ups from the tax return.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

Net Income Per Share of Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the rights and warrants sold in the IPO and the Private Placement to purchase an aggregate of 8,620,000 shares of its Class A common stock in the calculation of diluted net income per share, since their exercise is contingent upon future events. The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per share
Numerator:
Allocation of net income	$851,685	$207,728	$722,098	$176,122	$2,587,471	$631,090	$577,554	$332,695
Denominator:
Basic weighted average shares outstanding	11,787,500	2,875,000	11,787,500	2,875,000	11,787,500	2,875,000	4,593,658	2,646,140
Basic net income per share	$0.07	$0.07	$0.06	$0.06	$0.22	$0.22	$0.13	$0.13

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Diluted net income per share
Numerator:
Allocation of net income	$851,685	$207,728	$722,098	$176,122	$2,587,471	$631,090	$559,856	$350,393
Denominator:
Diluted weighted average shares outstanding	11,787,500	2,875,000	11,787,500	2,875,000	11,787,500	2,875,000	4,593,658	2,875,000
Diluted net income per share	$0.07	$0.07	$0.06	$0.06	$0.22	$0.22	$0.12	$0.12

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

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

Related Party Loans

Promissory Note to Sponsor

On December 17, 2021 and as amended on May 9, 2023, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the earlier of (x) June 30, 2023 (as amended), and (y) the closing of the IPO. The outstanding balance of $249,560 was repaid at the closing of the IPO on June 16, 2023. As of September 30, 2024 and December 31, 2023, this facility is no longer available.

Due from Sponsor

At the closing of the IPO on June 16, 2023, a portion of the proceeds from the sale of the Private Placement Warrants in the amount of $45,440 was due to the Company to be held outside of the Trust Account for working capital purposes. On June 21, 2023, the Sponsor paid the Company an amount of $30,292 to partially settle the outstanding balance. In July 2023, the Sponsor paid $13,712 expense reimbursements on behalf of the Company. In October and December 2023, the Company paid a total of $24,360 of Sponsor’s expenses on behalf of the Sponsor. As of September 30, 2024 and December 31, 2023, the Sponsor owes the Company an outstanding amount of $13,736 and $25,796, respectively.

Working Capital Loan

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2024 and December 31, 2023, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an agreement, commencing on June 13, 2023 through the earlier of consummation of the Initial Business Combination and the Company’s liquidation, to reimburse an affiliate of the Company’s officers $5,000 per month for office space, utilities, secretarial support and other administrative and consulting services.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

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

For the three and nine months ended September 30, 2024, the Company incurred and paid $15,000 and $45,000 in fees for these services, respectively. For the three and nine months ended September 30, 2023, the Company incurred and paid $15,000 and $17,795 in fees for these services, respectively.

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

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At September 30, 2024 and December 31, 2023, there were 287,500 shares of Class A common stock issued and outstanding, excluding 11,500,000 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2024 and December 31, 2023, there were 2,875,000 shares of Class B common stock issued and outstanding.

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

Rights — At September 30, 2024 and December 31, 2023, there were 11,500,000 rights outstanding. Each holder of a right will receive one-tenth (1/10) of a share of Class A common stock upon consummation of the Initial Business Combination. In the event the Company will not be the survivor upon completion of the Initial Business Combination, each holder of a right will be required to convert his, her or its rights in order to receive the 1/10 share underlying each right (without paying any additional consideration) upon consummation of the Initial Business Combination. If the Company is unable to complete an Initial Business Combination within the required time period and it liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. No fractional shares will be issued upon conversion of any rights. As a result, a holder must have 10 rights to receive one share of common stock at the closing of the Initial Business Combination.

Warrants — At September 30, 2024 and December 31, 2023, there were 7,470,000 warrants outstanding. No public warrants were sold in the IPO. The Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Initial business Combination.

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

SEPTEMBER 30, 2024

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

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(UNAUDITED)

At September 30, 2024 and December 31, 2023, assets held in the Trust Account were comprised of $123,794,068 and $120,000,366 in money market funds which are invested primarily in U.S. Treasury Securities, respectively. Through September 30, 2024, the Company has withdrawn $931,000 interest income earned from the Trust Account to pay income and franchise tax obligations.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2024	2023
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$123,794,068	$120,000,366

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

On November 5, 2024, the Company filed a Proxy Statement seeking to obtain stockholder approval, among other things, approval of the Extension Amendment Proposal — to amend the Company’s amended and restated certificate of incorporation, as amended, to extend the date by which the Company has to consummate a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses for up to 12 additional one-month periods after December 16, 2024 (and ultimately no later than December 16, 2025). The scheduled meeting of stockholders to vote on the proposals stated within the Proxy Statement will be held on December 3, 2024.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 17, 2021 (inception) through September 30, 2024 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for the Initial Business Combination. We do not expect to generate any operating revenues until after the completion of the Initial Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had a net income of $1,059,413 , which consists of interest income on investments held in the Trust Account of $1,588,812, offset by operating costs of $156,771, provision for income taxes of $322,628, and franchise tax expense of $50,000.

For the three months ended September 30, 2023, we had a net income of $898,220, which consists of interest income on investments held in the Trust Account of $1,522,943, offset by operating costs of $192,915, provision for income taxes of $381,808, and franchise tax expense of $50,000.

For the nine months ended September 30, 2024, we had a net income of $3,218,561, which consists of interest income on investments held in the Trust Account of $4,724,702, offset by operating costs of $550,758, provision for income taxes of $804,765, and franchise tax expense of $150,618.

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

For the nine months ended September 30, 2024, cash used in operating activities was $1,183,275. Net income of $3,218,561 was affected by interest earned on investments held in the Trust Account of $4,724,702. Changes in operating assets and liabilities provided $322,866 of cash for operating activities.

For the nine months ended September 30, 2023, cash used in operating activities was $707,205. Net income of $910,249 was affected by interest earned on investments held in the Trust Account of $1,700,010. Changes in operating assets and liabilities provided $82,556 of cash for operating activities.

As of September 30, 2024, we had investments held in the Trust Account of $123,794,068 (including $7,069,068 of interest income) consisting of U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2024, we have withdrawn $931,000 interest earned from the Trust Account of which $843,149 was used to pay taxes.

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

As of September 30, 2024, we had cash of $1,460,218. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete the Initial Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of September 30, 2024, we have not identified any critical accounting policies, while we have identified a critical accounting estimate below:

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2024 and December 31, 2023, 11,500,000 shares of Class A common stock are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets. As of September 30, 2024 and December 31, 2023, Class A common stock subject to possible redemption amounts to $122,820,627 and $119,068,570, respectively.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the three and nine months ended September 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation-S-K).

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

ESH Acquisition Corp.

Date: November 14, 2024	By:	/s/ James Francis
	Name:	James Francis
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Jonathan Morris
	Name:	Jonathan Morris
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)