Form 10-K
period 2024-12-31
ESH Acquisition Corp.
filed 2025-04-04
CIK 1918661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of December 31, 2024, there were 3,892,381 shares of Class A common stock, $0.0001 par value and 10,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

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

Initial Public Offering

On June 16, 2023, the Company consummated the IPO of 11,500,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units being offered, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000. Simultaneously with the closing of the IPO, the Company consummated the sale of 7,470,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to the Company’s Sponsor, ESH Sponsor LLC, a limited liability company, which is an affiliate of members of the Board of Directors and management team (the “Sponsor”), and I-Bankers Securities, Inc. (“I-Bankers”) and Dawson James (“Dawson James”), the representative of the underwriters of the IPO, generating gross proceeds of $7,470,000. $116,725,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account pursuant to the Investment Management Trust Agreement, dated June 13, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (“Continental”) (the “Trust Agreement” and such account the “Trust Account”).

On December 17, 2021, the Sponsor subscribed to purchase 8,625,000 shares of the Company’s Class B common stock, par value $0.0001 per share (as may be converted to Class A common stock as described below, the “Founder Shares”) for a subscription price of $25,000. Such subscription receivable was paid in full on March 9, 2022. On May 8, 2023, the Sponsor surrendered an aggregate of 5,750,000 shares of its Class B common stock for no consideration, which were cancelled, resulting in the Initial Stockholders holding an aggregate of 2,875,000 Founder Shares. The holders of the Founder Shares prior to our IPO (the “Initial Stockholders”) agreed to forfeit up to 375,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. The forfeiture was to be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the IPO (excluding the Representative Shares, as defined below). On June 16, 2023, the underwriters exercised their over-allotment option in full as part of the initial closing of the IPO. As such, the 375,000 Founder Shares are no longer subject to forfeiture.

Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the IPO held in the Trust Account so that the Trust Account held $10.15 per unit sold directly following the IPO. If the Company does not complete an Initial Business Combination within the Combination Period (as defined below), the Private Placement Warrants will expire worthless. The Private Placement Warrants will be redeemable and exercisable on a cashless basis.

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

The Company incurred offering costs amounting to $5,368,092 as a result of the IPO consisting of a $2,300,000 cash underwriting discount, $2,239,466 fair value of Representative Shares, and $828,626 of other offering costs.

Extension of our Combination Period

On December 3, 2024, the Company held a special meeting of stockholders (the “2024 Special Meeting”). At the Special Meeting, the Company’s stockholders approved a proposal to amend the Company’s Amended and Restated Certificate of Incorporation to provide the Company with the right to extend the date by which the Company must consummate its Initial Business Combination (the “Combination Period”), for up to 12 additional one-month periods after December 16, 2024 (and ultimately no later than December 16, 2025) (the “Extension Amendment” and, such proposal, the “Extension Amendment Proposal”). The Company’s shareholders also approved a proposal to amend the Trust Agreement to give the Company the right to extend the date on which Continental must liquidate the Trust Account if the Company has not completed its Initial Business Combination, for up to 12 additional one-month periods after December 16, 2024 (and ultimately no later than December 16, 2025) (the “Trust Amendment” and, such proposal, the “Trust Amendment Proposal”).

The Company subsequently filed the Extension Amendment with the Secretary of State of the State of Delaware on December 4, 2024.

Founder Share Conversion

On December 2, 2024, the Sponsor elected to convert 2,865,000 of the 2,875,000 shares of Class B common stock held by the Sponsor into 2,865,000 shares of Class A common stock pursuant to Section 4.3(b)(i) of Article IV of the Company’s existing Amended and Restated Certificate of Incorporation (such shares the “Converted Shares” and such conversion the “Founder Share Conversion”). The Founder Share Conversion was effective as of December 2, 2024.

The Converted Shares are subject to the same restrictions as applied to the Class B founder shares before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an Initial Business Combination as described in the prospectus dated June 13, 2023, incorporated by reference herein (the “Prospectus”). The Sponsor, with respect to itself, acknowledged that it has no right, title, interest or claim of any kind in or to any monies held in the trust account or any other asset of the Company as a result of any liquidation of the Company with respect to the Converted Shares held by it.

In connection with the votes to approve the Extension Amendment Proposal and the Trust Amendment Proposal, the holders of 10,760,119 shares of Class A common stock properly exercised their right to redeem their shares for cash.

After giving effect to the redemptions and Founder Share Conversion described above, there were (i) an aggregate of 3,892,381 shares of Class A common stock outstanding, comprised of 739,881 shares of Class A common stock held by public shareholders, 287,500 Representative Shares and 2,865,000 shares of Class A common stock that were converted from the Class B founder shares, and (ii) 10,000 remaining Class B founder shares as of December 31, 2024.

For further details regarding our business, see the section titled “Proposed Business” contained in our Prospectus.

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

Liquidation if No Initial Business Combination

Our second amended and restated certificate of incorporation (the “Charter”) provides that we will have only the Combination Period to complete our Initial Business Combination. If we are unable to complete our Initial Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights, which will expire worthless if we fail to complete our business combination within the Combination Period.

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

Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Charter (i) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Initial Business Combination within the Combination Period or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable) divided by the number of then outstanding Public Shares. However, we may not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately before and after the consummation of our Initial Business Combination (so that we are not subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,346,843 of proceeds held outside the Trust Account after the payment of liability insurance premiums for D&O insurance, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request Continental release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) the completion of our Initial Business Combination, (ii) the redemption of any Public Shares properly tendered in connection with a stockholder vote to amend our Charter (A) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, and (iii) the redemption of all of our Public Shares if we are unable to complete our Initial Business Combination within the Combination Period, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our Initial Business Combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights described above.

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

ITEM 1A. RISK FACTORS

Summary of Risk Factors

An investment in our securities involves a high degree of risk. Below is a summary of the principal risk factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this summary of risk factors, and other risks that we face, can be found below in “Risk Factors” and should be carefully considered, together with other information in this Form 10-K. Our principal risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	newly formed company without an operating history;

●	delay in receiving distributions from the Trust Account;

●	lack of opportunity to vote on our proposed business combination;

●	lack of protections afforded to investors of blank check companies;

●	deviation from acquisition criteria;

●	issuance of equity and/or debt securities to complete a business combination;

●	lack of working capital;

●	third-party claims reducing the per-share redemption price;

●	our stockholders being held liable for claims by third parties against us;

●	failure to enforce our Sponsor’s indemnification obligations;

●	warrant holders limited to exercising warrants only on a “cashless basis;”

●	dependence on key personnel;

●	conflicts of interest of our Sponsor, officers and directors;

●	the delisting of our securities by the Nasdaq;

●	dependence on a single target business with a limited number of products or services;

●	shares being redeemed and warrants becoming worthless;

●	our competitors with advantages over us in seeking business combinations;

●	ability to obtain additional financing;

●	our Initial Stockholders controlling a substantial interest in us;

●	warrants’ adverse effect on the market price of our common stock;

●	disadvantageous timing for redeeming warrants;

●	registration rights’ adverse effect on the market price of our common stock;

●	impact of COVID-19 and related risks;

●	changes in laws or regulations;

●	uncertain tax consequences;

●	uncertain geopolitical conditions resulting from the invasion of Ukraine by Russia;

●	business combination with a company located in a foreign jurisdiction; and

●	our ability to continue as a going concern.

●	the other risks and uncertainties discussed below in “Risk Factors” and elsewhere in this Form 10-K.

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

As a result of these various restrictions, the pool of potential targets with which we could complete an Initial Business Combination could be limited and we may be adversely affected in terms of competing with other SPACs which do not have similar foreign ownership issues. Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our Initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.15 per share (not including interest which may have been earned on the Trust Account), and our warrants and rights will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company

I-Bankers and Dawson James may have a conflict of interest in rendering services to us in connection with our Initial Business Combination.

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

In connection with our Initial Business Combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.15 per share or which approximates the per-share amounts in our Trust Account at such time, which is generally approximately $10.15 (not including interest which may have been earned on the Trust Account). The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

Our public stockholders may not be afforded an opportunity to vote on our proposed Initial Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our Initial Business Combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our Initial Business Combination unless the business combination would require stockholder approval under applicable state law or the rules of Nasdaq or if we decide to hold a stockholder vote for business or other reasons. For instance, the Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except for as required by law, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our Founder Shares will participate in the vote on such approval. Accordingly, we may consummate our Initial Business Combination even if holders of a majority of the outstanding shares of our Class A common stock do not approve of the business combination we consummate. Please see the section entitled “Proposed Business - Stockholders May Not Have the Ability to Approve Our Initial Business Combination” in the Prospectus for additional information.

If we seek stockholder approval of our Initial Business Combination, our Sponsor, officers and directors have agreed to vote in favor of such Initial Business Combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the Initial Stockholders agree to vote their Founder Shares in accordance with the majority of the votes cast by the public stockholders in connection with an Initial Business Combination, our Sponsor, officers and directors have agreed to vote their Founder Shares, as well as any Public Shares they may purchase, in favor of our Initial Business Combination. Our Sponsor will own 20% of our outstanding shares of common stock (excluding the Representative shares). As a result, in addition to the 2,875,000 Founder Shares held by our Sponsor and the 287,500 Representative Shares, we do not need any of the of the 739,881 Public Shares remaining after the 2024 Redemption to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our Initial Business Combination approved. Furthermore, assuming only the minimum number of stockholders required to be present at the stockholders’ meeting held to approve our Initial Business Combination are present at such meeting, in addition to the Founder Shares held by our Sponsor and the 287,500 Representative Shares, we would not need any of the 739,881 Public Shares to be voted in favor of our Initial Business Combination in order to have such transaction approved. In addition, in the event that our Board of Directors amends our bylaws to reduce the number of shares required to be present at a meeting of our stockholders, we would need even fewer Public Shares to be voted in favor of our Initial Business Combination to have such transaction approved.

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

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our Public Shares in connection with our Initial Business Combination will describe the various procedures that must be complied with in order to validly tender or redeem Public Shares. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed. See the section in the Prospectus titled “Proposed Business - Business Strategy - Tendering stock certificates in connection with a tender offer or redemption rights.”

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the IPO and the sale of the Private Placement Warrants are intended to be used to complete an Initial Business Combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and we have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, if we were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an Initial Business Combination. For a more detailed comparison of our offering to offerings that comply with Rule 419, please see the section in the Prospectus titled “Proposed Business - Comparison of Our initial offering to Those of Blank Check Companies Subject to Rule 419.”

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold 15% or more of our Class A common stock, you will lose the ability to redeem all such shares equal to or in excess of 15% of our Class A common stock.

If we seek stockholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our Charter provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to an aggregate of 15% or more of the shares sold in the IPO, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares equal to or exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our Initial Business Combination. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.15 per share, on our redemption, and our rights will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of Class A common stock redeemed and, in the event we seek stockholder approval of our business combination, we make purchases of our Class A common stock, the resources available to us for our Initial Business Combination will potentially be reduced. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.15 per share on the liquidation of our Trust Account (not including interest which may have been earned on the Trust Account) and our rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share upon our liquidation.

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

We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least the duration of the Combination Period; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.15 per share on the liquidation of our Trust Account (not including interest which may have been earned on the Trust Account) and our rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share upon our liquidation.

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

If we are required to seek additional capital, we would need to borrow funds from our Initial Stockholders, management team or other third parties to operate or may be forced to liquidate. None of our Initial Stockholders, members of our management team or any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Initial Business Combination. Up to $1,500,000 of such working capital loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period of the underlying warrants. We do not expect to seek loans from parties other than our Initial Stockholders or an affiliate of our Initial Stockholders as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our Initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.15 per share on our redemption of our Public Shares (not including interest which may have been earned on the Trust Account), and our rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share upon our liquidation.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our Initial Business Combination will not have all of these positive attributes. If we complete our Initial Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our Initial Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.15 per share on the liquidation of our Trust Account (not including interest which may have been earned on the Trust Account) and our rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share upon our liquidation.

We may seek business combination opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our Initial Business Combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

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

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific Initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our Initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Initial Business Combination, our public stockholders may receive only approximately $10.15 per share on the liquidation of our Trust Account (not including interest which may have been earned on the Trust Account) and our rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share upon our liquidation.

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

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers and directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under the Prospectus section titled “Management - Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our Initial Business Combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Proposed Business - Effecting our Initial Business Combination - Selection of a target business and structuring of our Initial Business Combination ” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm, or from an independent accounting firm, regarding the fairness to our Company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

Our Charter does not provide a specified maximum redemption threshold, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 both immediately before and after the consummation of our Initial Business Combination (such that we become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Initial Business Combination. As a result, we may be able to complete our Initial Business Combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our Initial Business Combination and do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Initial Stockholders, including our officers or directors, or their advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

We may be unable to obtain additional financing to complete our Initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the IPO and the sale of the Private Placement Warrants is sufficient to allow us to complete our Initial Business Combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the IPO and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our Initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our Initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our Initial Business Combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our Initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our business combination. If we are unable to complete our Initial Business Combination, our public stockholders may only receive approximately $10.15 per share on the liquidation of our Trust Account (not including interest which may have been earned on the Trust Account), and our rights will expire worthless. In certain circumstances, our public stockholders may receive less than $10.15 per share upon our liquidation.

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

Although we expect to focus our search for a target business on entities in the global entertainment, sports and hospitality (“ESH”) sectors, we may seek to complete a business combination with an operating company in any industry or sector. However, we are not, under our Charter, permitted to effectuate our business combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’ operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

We may face risks related to companies in the global ESH sectors.

Business combinations with companies in the global ESH sectors entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

●	an inability to build or maintain strong brand identity and reputation and to improve customer and supporter satisfaction and loyalty;

●	a dependence in part on relationships with third parties and an inability to attract or retain Sponsorships, advertisers, or partners;

●	changes in pricing, including changes in the demand for tickets, media rights or consumer products associated with our target business;

●	an inability to sell, license, market, protect and enforce the intellectual property and other rights on which our target business may depend;

●	seasonality and weather conditions that may cause our operating results to vary from quarter to quarter;

●	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute; and

●	business interruptions due to natural disasters, terrorist incidents, outbreak of disease (including the recent COVID-19 pandemic and related shelter-in-place orders, travel, social distancing and quarantine policies, boycotts, curtailment of trade and other business restrictions), and other events.

●	Business combinations with companies in the global sports sector entail special considerations and risks, including potential limitations and restrictions on our ability to complete business combinations imposed by professional sports leagues with which prospective target businesses may be associated:

●	the popularity of any sports franchises that we control or with whom we partner, and, in varying degrees, the ability of those franchises to achieve competitive success, depends on the viability and the popularity of the sports leagues and sports with which such franchises are associated, which can generate or impact supporter enthusiasm, resulting in increased or decreased revenues;

●	an inability to attract or retain key personnel, including players for any sports franchises we may control, and an inability of professional sports leagues to maintain labor relations or successfully negotiate new collective bargaining agreements with unionized players, referees or other employees on favorable terms;

●	an inability to negotiate and control pricing of key media contracts for any sports franchises we may control;

●	an inability of any sports franchises that we control or with which we have partnerships to qualify for playoffs or certain competitions;

●	special rules and regulations imposed by sports leagues on franchises, including rules and regulations regarding confidentiality, investments and sales of interests in sports franchises, financing transactions (including the ability to incur indebtedness, make distributions or engage in other liquidity transactions) and insolvency and bankruptcy;

●	the ability of the member teams of sports leagues to take actions contrary to the interests of sports franchises, including asserting control over certain matters such as telecast rights, licensing rights, the length and format of the playing season, the operating territories of member teams, admission of new members, franchise relocations, labor relations with players associations, collective bargaining, free agency, and luxury taxes and revenue sharing, and the imposition of sanctions or suspension on sports franchises.

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

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Initial Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain members of our management team are officers and directors of Twelve Seas Investment Company II and Isleworth Healthcare Acquisition Corp. In addition, our Sponsor, officers and directors may Sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an Initial Business Combination. Such entities, including Twelve Seas Investment Company II and Isleworth Healthcare Acquisition Corp., may compete with us for business combination opportunities. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Initial Business Combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see the Prospectus section titled “Management - Directors and Executive Officers.”

Certain of our executive officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us following our Initial Business Combination and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our Initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our executive officers and directors are, or may in the future become, affiliated with entities that are engaged in business activities similar to those intended to be conducted by us following our Initial Business Combination. See a description of our executive officers’ and directors’ current affiliations under the Prospectus headings “Management” and “Management - Conflicts of Interest.”

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. For example, certain members of our management team presently have, and in the future may have, additional fiduciary or contractual obligations to other entities, including fiduciary and contractual duties to Twelve Seas Investment Company II and Isleworth Healthcare Acquisition Corp. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the Prospectus sections titled “Management - Directors and Executive Officers,” “Management - Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

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

Our Sponsor holds 2,875,000 Founder Shares (held as 2,865,000 Class A common stock and 10,000 Class B common stock) for an aggregate purchase price of $25,000, or approximately $0.009 per share. Certain members of our management team also have a financial interest in our Sponsor. The Founder Shares held by our Sponsor will be worthless if we do not complete an Initial Business Combination. In addition, our Sponsor has purchased 6,320,000 Private Placement Warrants, for an aggregate purchase price of $6,320,000. All of the foregoing Private Placement Warrants will also be worthless if we do not consummate our Initial Business Combination. The personal and financial interests of our Sponsor, executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an Initial Business Combination and influencing the operation of the business following the Initial Business Combination. This risk may become more acute as the end of the Combination Period nears.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) the completion of our Initial Business Combination, (ii) the redemption of any Public Shares properly tendered in connection with a stockholder vote to amend our Charter (A) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity and (iii) the redemption of all of our Public Shares if we are unable to complete our business combination within the Combination Period, subject to applicable law and as further described herein. Stockholders who do not exercise their rights to the funds in connection with an amendment to our certificate of incorporation would still have rights to the funds in connection with a subsequent business combination. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or rights, potentially at a loss.

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

Our Charter authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. Immediately after the IPO, there were 89,750,000 and 7,500,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account the shares of Class A common stock reserved for issuance upon conversion of outstanding rights and/or exercise of outstanding Private Placement Warrants. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our Initial Business Combination. Shares of Class B common stock are also convertible at the option of the holder at any time.

We may issue a substantial number of additional shares of Class A common stock, and may issue shares of preferred stock, in order to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination (although Charter provides that we may not issue securities that can vote with Class A common stockholders on matters related to our pre-business combination activity). The price at which we issue any shares may be lower than the price you paid for the Units in the IPO or at a price lower than the trading price of our common stock at the time we commit to such issuance or at the actual issuance of such shares. However, our Charter provides, among other things, that prior to our Initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any Initial Business Combination. These provisions of our Charter, like all provisions of our Charter, may be amended with a stockholder vote. However, our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Charter (A) to modify the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our Initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding Public Shares. The issuance of additional shares of common or preferred stock:

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

In order to effectuate an Initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our Charter or governing instruments in a manner that will make it easier for us to complete our Initial Business Combination that our stockholders may not support.

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

Upon the closing of the IPO, our Initial Stockholders owned 20% of our issued and outstanding shares of common stock (excluding the Representative shares). Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our Charter and approval of major corporate transactions. If our Initial Stockholders purchase any additional shares of Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their influence.

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

The 10,000 remaining Class B common stock Founder Shares will automatically convert into Class A common stock at the time of our Initial Business Combination, or earlier at the option of the holders, on a one-for-one basis, subject to adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued in excess of the amounts offered in this filing and related to the closing of the Initial Business Combination, the ratio at which Founder Shares shall convert into Class A common stock will be adjusted so that the number of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of all outstanding shares of common stock upon completion of the Initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination and any private placement-equivalent warrants issued to our Sponsor or its affiliates upon conversion of loans made to us. This is different from most other similarly structured blank check companies in which the initial stockholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the Initial Business Combination. Additionally, the aforementioned adjustment will not take into account any shares of Class A common stock redeemed in connection with the business combination. Accordingly, the holders of the Founder Shares could receive additional shares of Class A common stock even if the additional shares of Class A common stock, or equity-linked securities convertible or exercisable for Class A common stock, are issued or deemed issued solely to replace those shares that were redeemed in connection with the business combination. The foregoing may make it more difficult and expensive for us to consummate an Initial Business Combination.

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

The value of your Public Shares may be significantly diluted upon the consummation of our Initial Business Combination, when the Founder Shares are converted into Public Shares. For example, the following table shows the dilutive effect of the Founder Shares on the implied value of the Public Shares upon the consummation of our Initial Business Combination, assuming that our equity value at that time is $4,039,792, which is the amount we would have for our Initial Business Combination in the Trust Account after payment of $3,500,000 for the marketing fee, none of the rights are converted into Class A common stock, no interest is earned on the funds held in the Trust Account, and no Public Shares are redeemed in connection with our Initial Business Combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our Public Shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our private warrants. At such valuation, each of our shares of common stock would have an implied value of $1.04 per share upon consummation of our Initial Business Combination, which would be an 80.95% decrease as compared to the implied value per public share of $5.46 as of December 31, 2024 (assuming no value to the rights).

Public Shares	739,881
Founder Shares (Consisting of 2,865,000 shares of Class A common stock and 10,000 shares of Class B common stock)	2,875,000
Representative Shares	287,500
Total shares	3,902,381
Total funds in Trust available for Initial Business Combination (less the marketing fee)	$4,039,792
Initial implied value per Public share	$5.46
Implied value per share upon consummation of Initial Business Combination	$1.04

The value of the Founder Shares following completion of our Initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share.

Assuming a trading price of $10.00 per share upon consummation of our Initial Business Combination, the 2,875,000 Founder Shares would have an aggregate implied value of $28,750,000. Even if the trading price of our common stock was as low as $2.54 per share, and the Private Placement Warrants were worthless, the value of the Founder Shares would be approximately equal to the Sponsor’s initial investment in us. As a result, our Sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our Public Shares have lost significant value. Accordingly, our management team, which owns interests in our Sponsor, may have an economic incentive that differs from that of the public shareholders to pursue and consummate an Initial Business Combination rather than to liquidate and to return all of the cash in the trust to the public shareholders, even if that business combination were with a riskier or less-established target business. For the foregoing reasons, you should consider our management team’s financial incentive to complete an Initial Business Combination when evaluating whether to redeem your shares prior to or in connection with the Initial Business Combination.

Provisions in our Charter and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our Charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of the Board of Directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our Charter and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our Charter requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our Charter or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, our Charter provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

We may be subject to a 1% excise tax in connection with redemptions of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into federal law. The Inflation Reduction Act provides for, among other things, a U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations, with certain exceptions. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. Because we are a Delaware corporation and our securities trade on the Nasdaq we are a “covered corporation” within the meaning of the Inflation Reduction Act and it is possible that the excise tax will apply to any redemptions of our shares, including redemptions in connection with an Initial Business Combination, extension vote or otherwise, unless an exemption is available. Whether and to what extent the Company would be subject to the excise tax in connection with a business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, extension or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a “business combination” but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. The excise tax could cause a reduction in the cash available on hand to complete a business combination and in the Company’s ability to complete a business combination. Consequently, the value of your investment in our securities may decrease as a result of the excise tax. In addition, the excise tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an Initial Business Combination.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the Trust Account may be invested by the trustee only in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our Initial Business Combination ; (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our Charter (A) to modify the substance or timing of our obligation to offer redemption rights in connection with any proposed Initial Business Combination or certain amendments to our charter prior thereto or to redeem 100% of our Public Shares if we do not complete our Initial Business Combination within the Combination Period; (B) with respect to any other provision relating to stockholders’ rights or pre-Initial Business Combination activity; or (iii) absent an Initial Business Combination within the Combination Period, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the Public Shares. Stockholders who do not exercise their redemption rights in connection with an amendment to our certificate of incorporation would still be able to exercise their redemption rights in connection with a subsequent business combination. If we do not invest the proceeds as discussed above, we may be deemed to be an investment company and this to be subject to the Investment Company Act.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete an Initial Business Combination by December 16, 2025, then the Company will cease all operations except for the purpose of liquidating. The Company’s liquidity and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock and warrants are listed on the Nasdaq under the symbols ESHA and ESHAR, respectively.

Holders

As of December 31, 2024, there were 4 holders of record of the Class A common stock, 1 holder of record of the Class B common stock, 3 holders of record of the Warrants, and 1 holder of record of the Rights.

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

Pursuant to the 2024 Redemption, a total of $115,691,579.50 was withdrawn from the Trust Account to pay for redemptions of Class A common stock.

For the year ended December 31, 2024, cash used in operating activities was $2,219,753. Net income of $3,878,173 was affected by interest earned on investments held in the Trust Account of $5,942,677. Changes in operating assets and liabilities used $155,249 of cash for operating activities.

For the year ended December 31, 2023, cash used in operating activities was $796,580. Net income of $1,946,899 was affected by interest earned on investments held in the Trust Account of $3,275,366. Changes in operating assets and liabilities provided $531,887 of cash for operating activities.

As of December 31, 2024, we had investments held in the Trust Account of $8,485,212 (including $945,420 of interest income) consisting of U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2024, we have withdrawn $1,796,252 interest earned from the Trust Account of which all of the amounts withdrawn was used to pay taxes.

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

As of December 31, 2024, we had cash of $1,346,843. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete the Initial Business Combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 17, 2021 (inception) through December 31, 2024 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for the Initial Business Combination. We do not expect to generate any operating revenues until after the completion of the Initial Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2024, we had a net income of $ $3,878,173 , which consists of interest income on investments held in the Trust Account of $5,942,677 , offset by operating costs of $882,103 , provision for income taxes of $1,068,183, and franchise tax expense of $114,218.

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

For the year ended December 31, 2024, cash used in operating activities was $2,219,753. Net income of $3,878,173 was affected by interest earned on investments held in the Trust Account of $5,942,677. Changes in operating assets and liabilities used $155,249 of cash for operating activities.

For the year ended December 31, 2023, cash used in operating activities was $796,580. Net income of $1,946,899 was affected by interest earned on investments held in the Trust Account of $3,275,366. Changes in operating assets and liabilities provided $531,887 of cash for operating activities.

As of December 31, 2024, we had investments held in the Trust Account of $8,485,212 (including $945,420 of interest income) consisting of U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2024, we have withdrawn $1,796,252 interest earned from the Trust Account of which all of the amounts withdrawn was used to pay taxes.

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

As of December 31, 2024, we had cash of $1,346,843. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete the Initial Business Combination.

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

In connection with the Extension Amendment, we entered into a letter agreement with our Sponsor pursuant to which our Sponsor has agreed to fund up to $360,000 in extension loans prior to the earlier of December 16, 2025 and the closing of an Initial Business Combination. Each one month extension is subject to our Sponsor, or its designee, depositing the lesser of (x) $0.05 per public share that remains outstanding (and was not redeemed in connection with the 2024 Redemption) and (y) $30,000 into the Trust Account (the “Extension Payments”). Each deposit of the Extension Fee is evidenced by an unsecured promissory note (each an “Extension Promissory Note”). The Extension Promissory Notes bear no interest and are payable in full on the date on we consummate an Initial Business Combination (such date, the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; and (ii) the commencement of a voluntary or involuntary bankruptcy action, in which case the Extension Promissory Notes may be accelerated. As of December 31, 2024, our Sponsor has deposited $30,000 into the Trust Account.

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

We have determined that the Company’s liquidity condition and mandatory liquidation, should the Initial Business Combination not occur by December 16, 2025, and potential subsequent dissolution, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time which is considered to be one year from the date of the issuance of the financial statements. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of December 31, 2024, we have not identified any critical accounting policies, while we have identified a critical accounting estimate below:

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2024 and 2023, 739,881 and 11,500,000 shares of Class A common stock, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets. As of December 31, 2024 and 2023, Class A common stock subject to possible redemption amounts to $8,147,290 and $119,068,570, respectively.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Annual Report and is included herein by reference.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained an effective internal control over financial reporting as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Allen Weiss	70	Chairman
Christopher Ackerley	55	Director
Christina Francis	56	Director
James Francis	63	Chief Executive Officer and Director
Jonathan Gordon	37	Director
Jonathan Morris	48	Chief Financial Officer and Director
Thomas Wolber	65	Director

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

Christina Francis, Director; Christina was named the first female President of Magic Johnson Enterprises in January 2019, where she is responsible for managing and directing the corporation’s day-to-day operations including strategy, business development and investments. She oversees the organization’s ownership properties and prestigious partnerships including JLC Infrastructure, SodexoMagic, the Los Angeles Dodgers, the Washington Commanders, the Los Angeles Football Club, the Los Angeles Sparks and Team Liquid. Most recently, she added the Washington Spirit to Magic Johnson’s portfolio of teams. In 2024, Ms. Francis was awarded an Emmy for Co-Producer of Spectrum LA Sports Program and holds the distinguished title of Executive Producer for, “They Call Me Magic,” the highest grossing docuseries per episode upon its release in April 2022 on AppleTV+. Francis joined the company in 2014 as the senior vice president of marketing and communications.

Prior to Magic Johnson Enterprises, Ms. Francis was the vice president of marketing & events for NFL PLAYERS INC., where she led the group’s extensive brand and event marketing initiatives, including innovative player promotions, special events, advertising, digital and broadcast media, and public relations. In this role Ms. Francis created the NFLPA Collegiate Bowl, which showcases collegiate talent to NFL scouts and has continued successfully since its inception.

Before joining NFL PLAYERS, INC. Ms. Francis served as chief marketing officer for the Orange Bowl Committee overseeing the Fedex Orange Bowl and BCS National Championship game. During her four-year tenure, the Orange Bowl brand experienced record growth and visibility while the affiliated events attracted tens of thousands of visitors who fueled South Florida with millions of dollars in economic impact. Her reputation as one of the top minds in sports and entertainment was forged on both the client and agency side including strategic marketing roles with Fortune 500 companies such as Burger King Corporation, Walt Disney World, Nissan Motor Corporation and IBM.

Ms. Francis’ board and committee memberships have included her alma mater Xavier University of Louisiana Board of Trustees, Impact Circle of Big Brother/Big Sister of Miami, National Black MBA, and Links Incorporated. She currently serves on the board of the American Brain Foundation and Winners Alliance which is a for profit that serves the interest of players in individual professional sports like tennis and cricket. She is a 2024 World Woman Honoree and in 2023 Ms. Francis was named a Sports Business Journal Game Changer and in 2022 Sports Illustrated on SI.com highlighted her as one of the “Top 100 Influential Women in Sports”. In 2019 she received the “Visionary Award” from C-Suite Quarterly and was named one of 500 most influential people in Los Angeles by Los Angeles Business Journal. She was honored at Ebony’s 2017 “Women Up” event and was named one of the “25 Most Influential and Prominent Black Women” of 2009 in Success Magazine South Florida.

A native of New Orleans, Louisiana, Ms. Francis was valedictorian of her graduating class and received her BA from Xavier University, an MBA from the University of New Orleans, and was a Fellow for the Consortium in Graduate Study and Management at the University of Texas.

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

Compensation Recovery and Clawback Policy

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC has also adopted rules that direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

On March 17, 2025, our board of directors approved the adoption of the Executive Compensation Clawback Policy (the “Clawback Policy”), in order to comply with the final clawback rules adopted by the SEC under the Rule, and the listing standards, as set forth in the Nasdaq Listing Rule 5608 (the “Final Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the Rule (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our board of directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
James Francis	2,875,000	73.7%
Jonathan Morris
Allen Weiss
Christopher Ackerley
Christina Francis
Jonathan Gordon
Thomas Wolber
ESH Sponsor LLC(2)	2,875,000	73.7%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o ESH Sponsor, LLC, 228 Park Ave S, Suite 89898, New York, New York 10003-1502.

(2)	Shares are held by ESH Sponsor LLC, a limited liability company. Members of this limited liability company include certain officers and directors of the Company. Mr. Francis is the sole manager of ESH Sponsor LLC and may be deemed to beneficially own such shares. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For a complete discussion regarding certain relationships and related transactions, see the section titled “Certain Relationships and Related Party Transactions” contained in our Prospectus on form S-1 filed with the SEC on June 15, 2023, incorporated by reference herein.

In connection with the Extension Amendment, we entered into a letter agreement with our Sponsor pursuant to which our Sponsor has agreed to fund up to $360,000 in extension loans prior to the earlier of December 16, 2025 and the closing of an Initial Business Combination. Each one month extension is subject to our Sponsor, or its designee, depositing the lesser of (x) $0.05 per public share that remains outstanding (and was not redeemed in connection with the 2024 Redemption) and (y) $30,000 into the Trust Account (the “Extension Payments”). Each deposit of the Extension Fee is evidenced by an unsecured promissory note (each an “Extension Promissory Note”). The Extension Promissory Notes bear no interest and are payable in full on the date on we consummate an Initial Business Combination (such date, the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; and (ii) the commencement of a voluntary or involuntary bankruptcy action, in which case the Extension Promissory Notes may be accelerated. As of December 31, 2024, our Sponsor has deposited $30,000 into the Trust Account.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our Form 8-K financial statements and other required filings with the SEC during the years ended December 31, 2024 and 2023 totaled $106,080 and $97,240, respectively.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards during the years ended December 31, 2024 and 2023.

Tax Fees. During the years ended December 31, 2024 and 2023, Withum did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the years ended December 31, 2024 and 2023, Withum did not render any services to us other than those set forth above.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Item 15. Exhibits, Financial Statement Schedules.

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

No.	Description of Exhibit
1.1	Underwriting Agreement, dated June 13, 2023, by and among the Company, I-Bankers and Dawson James.(1)
1.2	Initial Business Combination Marketing Agreement, dated June 13, 2023, by and among the Company, I-Bankers and Dawson James Securities, Inc. (1)
3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Amendment to the Amended and Restated Certificate of Incorporation of ESH Acquisition Corp., dated December 4, 2024. (4)
3.3	By-Laws of ESH Acquisition Corp.(2)
4.1	Rights Agreement, dated June 13, 2023, by and between the Company and CST(1)
4.2	Warrant Agreement, dated June 13, 2023, by and between CST and the Company. (1)
4.3	Description of Company Securities. (3)
10.1	Investment Management Trust Agreement, dated June 13, 2023, by and between CST and the Company. (1)
10.2	Amendment No. 1 to Investment Management Trust Agreement, dated December 4, 2024 (4)
10.3	Registration and Rights Agreement, dated June 13, 2023, by and among the Company, the Sponsor, I-Bankers and Dawson James. (1)
10.4	Private Placement Warrants Purchase Agreement, dated June 13, 2023, by and among the Company, the Sponsor, I-Bankers and Dawson James. (1)
10.5	Indemnity Agreement, dated June 13, 2023, by and between the Company and James Franics. (1)
10.6	Indemnity Agreement, dated June 13, 2023, by and between the Company and Jonathan Morris. (1)
10.7	Indemnity Agreement, dated June 13, 2023, by and between the Company and Thomas Wolber. (1)
10.8	Indemnity Agreement, dated June 13, 2023, by and between the Company and Jonathan Gordon. (1)
10.9	Indemnity Agreement, dated June 13, 2023, by and between the Company and Christina Francis. (1)
10.10	Indemnity Agreement, dated June 13, 2023, by and between the Company and Christopher Ackerley. (1)
10.11	Indemnity Agreement, dated June 13, 2023, by and between the Company and Allen Weiss. (1)
10.12	Administrative Services Agreement, dated June 13, 2023, between the Company and the Sponsor. (1)
10.13	Letter Agreement, dated June 13, 2023, by and among the Company, the Sponsor, I-Bankers, Dawson James and the Company’s officers and directors. (1)
10.14	Letter Agreement, dated January 23, 2025, by and between the Company and the Sponsor.
10.15	Promissory Note, dated as of January 27, 2025, by and between the Company and the Sponsor.
13.1	The Company’s Current Report on form 10-Q filed with the SEC November 14, 2023
19.1	Insider Trading Policy
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Recovery of Erroneously Awarded Compensation Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on June 20, 2023 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 10-Q filed on November 14, 2023 and incorporated by reference herein.
(3)	Incorporated by reference to “Description of Securities” section of Registration Statement on Form S-1/A, filed by the registrant on June 9, 2023.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on December 6, 2024 and incorporated by reference herein.

ITEM 16. FORM 10-K SUMMARY

None.

ESH ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of directors of

ESH Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ESH Acquisition Corp. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of ESH Acquisition Corp. as of December 31, 2024 and 2023 and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by December 16, 2025, then the Company will cease all operations except for the purpose of liquidating. The Company’s liquidity condition and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to ESH Acquisition Corp. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. ESH Acquisition Corp. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

April 2, 2025

PCAOB ID Number: 100

ESH ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash	$1,346,843	$1,879,227
Due from Sponsor	13,736	25,796
Prepaid expenses	5,000	18,082
Prepaid insurance – current portion	127,539	281,681
Total Current Assets	1,493,118	2,204,786

Long-term prepaid insurance	—	127,539
Investments held in Trust Account	8,485,212	120,000,366
TOTAL ASSETS	$9,978,330	$122,332,691

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$165,645	$107,954
Excise taxes payable	1,156,916	—
Franchise tax payable	47,691	112,343
Income taxes payable	285,459	819,453
Total Current Liabilities	1,655,711	1,039,750
TOTAL LIABILITIES	1,655,711	1,039,750

Commitments and Contingencies

COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class A common stock subject to possible redemption, 739,881 and 11,500,000 shares at redemption value of $11.01 and $10.35 per share at December 31, 2024 and 2023, respectively	8,147,290	119,068,570

STOCKHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at December 31, 2024 and 2023	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,152,500 and 287,500 issued and outstanding (excluding 739,881 and 11,500,000 shares subject to possible redemption) at December 31, 2024 and 2023, respectively	315	28
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 10,000 and 2,875,000 issued and outstanding at December 31, 2024 and 2023, respectively	1	288
Additional paid-in capital	—	297,488
Retained earnings	175,013	1,926,567
TOTAL STOCKHOLDERS’ EQUITY	175,329	2,224,371
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ EQUITY	$9,978,330	$122,332,691

The accompanying notes are an integral part of the financial statements.

ESH ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023
General and administrative expenses	$882,103	$393,732
Franchise tax expense	114,218	115,282
Loss from operations	(996,321)	(509,014)

Other income:
Interest earned on investments held in Trust Account	5,942,677	3,275,366
Total other income	5,942,677	3,275,366

Income before provision for income taxes	4,946,356	2,766,352
Provision for income taxes	(1,068,183)	(819,453)
Net income	$3,878,173	$1,946,899

Basic weighted average shares outstanding, redeemable Class A common stock	10,674,566	6,255,495
Basic net income per share	$0.28	$0.21

Diluted weighted average shares outstanding, redeemable Class A common stock	10,674,566	6,255,495
Diluted net income per share	$0.28	$0.21

Basic weighted average shares outstanding, non-redeemable Class A common stock	515,130	156,387
Basic net income per share	$0.28	$0.21

Diluted weighted average shares outstanding, non-redeemable Class A common stock	515,130	156,387
Diluted net income per share	$0.28	$0.21

Basic weighted average shares outstanding, Class B common stock	2,647,370	2,703,984
Basic net income per share	$0.28	$0.21

Diluted weighted average shares outstanding, Class B common stock	2,647,370	2,875,000
Diluted net income per share	$0.28	$0.21

The accompanying notes are an integral part of the financial statements.

ESH ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Subscription	Retained Earnings (Accumulated	Stockholder’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit)	Equity
Balance – January 1, 2023	—	$—	2,875,000	$288	$24,712	$—	$(20,332)	$4,668
Sale of 7,470,000 Private Placement Warrants	—	—	—	—	7,470,000	—	—	7,470,000
Fair value of rights included in Public units	—	—	—	—	1,398,400	—	—	1,398,400
Allocated value of transaction costs to Class A shares	—	—	—	—	(115,203)	—	—	(115,203)
Issuance of Representative Shares	287,500	28	—	—	2,239,438	—	—	2,239,466
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	(10,719,859)	—	—	(10,719,859)
Net income	—	—	—	—	—	—	1,946,899	1,946,899
Balance – December 31, 2023	287,500	28	2,875,000	288	297,488	—	1,926,567	2,224,371
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	(297,488)	—	(4,472,811)	(4,770,299)
Conversion of Class B Common Stock to Class A Common Stock	2,865,000	287	(2,865,000)	(287)	—	—	—	—
Excise tax payable attributable to redemption of common stock							(1,156,916)	(1,156,916)
Net income	—	—	—	—	—	—	3,878,173	3,878,173
Balance – December 31, 2024	3,152,500	$315	10,000	$1	$—	$—	$175,013	$175,329

The accompanying notes are an integral part of the financial statements.

ESH ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$3,878,173	$1,946,899
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(5,942,677)	(3,275,366)
Changes in operating assets and liabilities:
Prepaid expenses	13,082	6,918
Prepaid insurance – current portion	154,142	(281,681)
Long-term prepaid insurance	127,539	(127,539)
Due from Sponsor	12,060	(25,796)
Accounts payable and accrued expenses	136,574	29,689
Franchise tax payable	(64,652)	110,843
Income taxes payable	(533,994)	819,453
Net cash used in operating activities	(2,219,753)	(796,580)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(30,000)	(116,725,000)
Cash withdrawn from Trust Account in connection with redemption	115,691,580	—
Cash withdrawn from Trust Account to pay franchise and income taxes	1,796,252	—
Net cash provided by (used in) investing activities	117,457,832	(116,725,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	112,700,000
Proceeds from sale of Private Placements Warrants	—	7,470,000
Repayment of promissory note - related party	—	(249,560)
Redemption of common stock	(115,691,580)	—
Payment of offering costs	(78,883)	(564,596)
Net cash (used in) provided by financing activities	(115,770,463)	119,355,844

Net Change in Cash	(532,384)	1,834,264
Cash – Beginning of year	1,879,227	44,963
Cash – End of year	$1,346,843	$1,879,227

Cash – End of year
Cash	$1,346,843	$1,879,227
Cash – End of year	$1,346,843	$1,879,227

Supplementary cash flow information:
Cash paid during the year for:
Income taxes	$1,615,000	$—
Franchise taxes	$181,585	$4,439

Non-cash investing and financing activities:
Excise tax payable attributable to redemption of common stock	$1,156,916	$—
Offering costs included in accrued expenses	$—	$75,000

The accompanying notes are an integral part of the financial statements.

ESH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECMEBER 31, 2024

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

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from November 17, 2021 (inception) through December 31, 2024 relates to the Company’s formation and the initial public offering (the “IPO”), which is described below, and subsequent to the IPO, identifying a target company for the Initial Business Combination. The Company will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds held in the Trust Account (defined below). The Company has selected December 31 as its fiscal year end.

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

On December 3, 2024, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved a proposal to amend the Company’s Amended and Restated Certificate of Incorporation to provide the Company with the right to extend the date by which the Company must consummate its Initial Business Combination (the “Business Combination”), for up to 12 additional one-month periods after December 16, 2024 (and ultimately no later than December 16, 2025) (the “Extension Amendment” and, such proposal, the “Extension Amendment Proposal”). The Company’s stockholders also approved a proposal to amend the Investment Management Trust Agreement, dated June 13, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (“Continental”), to give the Company the right to extend the date on which Continental must liquidate the Trust Account established in connection with the Company’s initial public offering if the Company has not completed its Initial Business Combination, for up to 12 additional one-month periods after December 16, 2024 (and ultimately no later than December 16, 2025) (the “Trust Amendment” and, such proposal, the “Trust Amendment Proposal”) upon the deposit into the Trust Account of the lesser of (x) $30,000 or (y) $0.05 per month for each public share that remains outstanding.

In connection with the votes to approve the Extension Amendment Proposal and the Trust Amendment Proposal, the holders of 10,760,119 shares of Class A common stock properly exercised their right to redeem their shares for cash.

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

Going Concern Consideration

As of December 31, 2024, the Company had cash of $1,346,843 and working capital deficit of $162,593.

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

In order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Initial Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2024 and 2023, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. The Company’s management has determined that if the Company is unable to complete an Initial Business Combination by December 16, 2025, then the Company will cease all operations except for the purpose of liquidating. The Company’s liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an Initial Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 16, 2025.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,346,843 and $1,879,227 of cash as of December 31, 2024 and 2023, respectively, and no cash equivalents.

Investments Held in Trust Account

At December 31, 2024 and 2023, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. treasury securities. The investments held in Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

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

Class A Common Stock Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s Initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., Public Rights), and as such, the initial carrying value of Public Shares classified as temporary equity is the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and retained earnings. Accordingly, at December 31, 2024 and 2023, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

On December 3, 2024, the Company held a special meeting of stockholders. At the Special Meeting, the Company’s stockholders approved a proposal to amend the Company’s Amended and Restated Certificate of Incorporation to provide the Company with the right to extend the date by which the Company must consummate its Initial Business Combination (the “Business Combination”), for up to 12 additional one-month periods after December 16, 2024 (and ultimately no later than December 16, 2025) (the “Extension Amendment” and, such proposal, the “Extension Amendment Proposal”).

In connection with the votes to approve the Extension Amendment Proposal and the Trust Amendment Proposal, the holders of 10,760,119 shares of Class A common stock properly exercised their right to redeem their shares for cash.

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2024 and 2023, there are 739,881 and 11,500,000 shares of Class A common stock subject to possible redemption, respectively, presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheets.

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(1,398,400)
Class A common stock issuance costs	(5,252,889)
Plus:
Remeasurement of carrying value to redemption value	10,719,859
Class A common stock subject to possible redemption, December 31, 2023	119,068,570
Less:
Redemption of Class A ordinary stock subject to redemption	(115,691,579)
Plus:
Remeasurement of carrying value to redemption value	4,770,299
Class A common stock subject to possible redemption, December 31, 2024	$8,147,290

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed de minimis as of December 31, 2024 and 2023. As of December 31, 2024 and 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate was 21.6% and 29.6% for the years ended December 31, 2024 and 2023, respectively. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2024, due to changes in the valuation allowance on the deferred tax assets and prior year true ups from the tax return.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Class A	Class A		Class A	Class A
	Redeemable	Non-Redeemable	Class B	Redeemable	Non-Redeemable	Class B
Basic net income per share
Numerator
Allocation of net income	$2,991,805	$144,378	$741,990	$1,336,002	$33,400	$577,497

Denominator
Basic weighted average shares outstanding	10,674,566	515,130	2,647,370	6,255,495	156,387	2,703,984
Basic net income per share	$0.28	$0.28	$0.28	$0.21	$0.21	$0.21

	Year Ended December 31, 2024			Year Ended December 31, 2023
	Class A	Class A		Class A	Class A
	Redeemable	Non-Redeemable	Class B	Redeemable	Non-Redeemable	Class B
Diluted net income per common share
Numerator
Allocation of net income	$2,991,805	$144,378	$741,990	$1,311,400	$32,785	$602,714

Denominator
Diluted weighted average shares outstanding	10,674,566	515,130	2,647,370	6,255,495	156,387	2,875,000
Diluted net income per share	$0.28	$0.28	$0.28	$0.21	$0.21	$0.21

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

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

On December 2, 2024 the Sponsor elected to convert 2,865,000 of the 2,875,000 shares of Class B common stock held by the Sponsor into 2,865,000 shares of Class A common stock pursuant to Section 4.3(b)(i) of Article IV of the Company’s existing Amended and restated Certificate of Incorporation (such shares the “Converted Shares” and such conversion the “Conversion”). The Conversion is effective as of December 2, 2024.

The Converted Shares are subject to the same restrictions as applied to the Class B Founder Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an Initial Business Combination as described in the prospectus for the Company’s initial public offering. The Sponsor, with respect to itself, acknowledged that it has no right, title, interest or claim of any kind in or to any monies held in the Trust Account or any other asset of the Company as a result of any liquidation of the Company with respect to the Converted Shares held by it. After giving effect to the Conversion described above, there will be (i) an aggregate of 3,892,381 shares of Class A common stock outstanding, comprised of 1,027,381 shares of Class A common stock held by public shareholders and 2,865,000 shares of Class A common stock that were converted from the Class B Founder Shares, and (ii) 10,000 remaining Class B Founder Shares.

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

Related Party Loans

Promissory Note to Sponsor

On December 17, 2021 and as amended on May 9, 2023, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the earlier of (x) June 30, 2023 (as amended), and (y) the closing of the IPO. The outstanding balance of $249,560 was repaid at the closing of the IPO on June 16, 2023. As of December 31, 2024 and 2023, this facility is no longer available.

In connection with the Extension Amendment, the Company entered into a letter agreement with the Sponsor pursuant to which the Sponsor has agreed to fund up to $360,000 in extension loans prior to the earlier of December 16, 2025 and the closing of an Initial Business Combination. Each one month extension is subject to the Sponsor, or its designee, depositing the lesser of (x) $0.05 per public share that remains outstanding (and was not redeemed in connection with the 2024 Redemption) and (y) $30,000 into the Trust Account (the “Extension Payments”). Each deposit of the Extension Fee is evidenced by an unsecured promissory note (each an “Extension Promissory Note”). The Extension Promissory Notes bear no interest and are payable in full on the date on the Company consummates an Initial Business Combination (such date, the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; and (ii) the commencement of a voluntary or involuntary bankruptcy action, in which case the Extension Promissory Notes may be accelerated. As of December 31, 2024, the Sponsor has deposited $30,000 into the Trust Account.

Due from Sponsor

At the closing of the IPO on June 16, 2023, a portion of the proceeds from the sale of the Private Placement Warrants in the amount of $45,440 was due to the Company to be held outside of the Trust Account for working capital purposes. On June 21, 2023, the Sponsor paid the Company an amount of $30,292 to partially settle the outstanding balance. In July 2023, the Sponsor paid $13,712 expense reimbursements on behalf of the Company. In October and December 2023, the Company paid a total of $24,360 of Sponsor’s expenses on behalf of the Sponsor. As of December 31, 2024 and 2023, the Sponsor owes the Company an outstanding amount of $13,736 and $25,796, respectively.

Working Capital Loan

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2024 and 2023, the Company had no borrowings under the Working Capital Loans.

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

For the year ended December 31, 2024, the Company incurred and paid $60,000 in fees for these services. For the year ended December 31, 2023, the Company incurred and paid $32,795 in fees for these services.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2024 and 2023, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At December 31, 2024 and 2023, there were 3,152,500 and 287,500 shares of Class A common stock issued and outstanding, excluding 739,881 and 11,500,000 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At December 31, 2024 and 2023, there were 10,000 and 2,875,000 shares of Class B common stock issued and outstanding, respectively.

On December 2, 2024, the Sponsor elected to convert 2,865,000 of the 2,875,000 shares of Class B common stock held by the Sponsor into 2,865,000 shares of Class A common stock pursuant to Section 4.3(b)(i) of Article IV of the Company’s existing Amended and restated Certificate of Incorporation. The Conversion is effective as of December 2, 2024.

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

Rights — At December 31, 2024 and 2023, there were 11,500,000 rights outstanding. Each holder of a right will receive one-tenth (1/10) of a share of Class A common stock upon consummation of the Initial Business Combination. In the event the Company will not be the survivor upon completion of the Initial Business Combination, each holder of a right will be required to convert his, her or its rights in order to receive the 1/10 share underlying each right (without paying any additional consideration) upon consummation of the Initial Business Combination. If the Company is unable to complete an Initial Business Combination within the required time period and it liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. No fractional shares will be issued upon conversion of any rights. As a result, a holder must have 10 rights to receive one share of common stock at the closing of the Initial Business Combination.

Warrants — At December 31, 2024 and 2023, there were 7,470,000 warrants outstanding. No public warrants were sold in the IPO. The Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Initial Business Combination.

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

Redemption of warrants. Once the Private Placement Warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

If the Company calls the Private Placement Warrants for redemption as described above, management will have the option to require any holder that wishes to exercise their warrant to do so on a “cashless basis”. In determining whether to require all holders to exercise their Private Placement Warrants on a “cashless basis,” the Company will consider, among other factors, the cash position, the number of Private Placement Warrants that are outstanding and the dilutive effect on the stockholders of issuing the maximum number of shares of Class A common stock issuable upon the exercise of the Private Placement Warrants. If the Company takes advantage of this option, all holders of the Private Placement Warrants would pay the exercise price by surrendering their warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

NOTE 8. INCOME TAXES

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2024	2023
Deferred tax assets
Net operating loss carryforward	$—	$—
Startup costs	264,623	106,912
Total deferred tax assets	264,623	106,912
Valuation allowance	(264,623)	(106,912)
Deferred tax assets, net of allowance	$—	$—

The income tax provision for the years ended December 31, 2024 and 2023 consisted of the following:

	For the Years Ended
	December 31,	December 31,
	2024	2023
Federal
Current	$1,068,183	$819,453
Deferred	(157,711)	(82,464)
State
Current	—	—
Deferred	—	(19,398)
Change in valuation allowance	157,711	101,862
Income tax provision	$1,068,183	$819,453

As of December 31, 2024 and 2023, the Company had no U.S. federal net operating loss carryovers available to offset future taxable income. The federal net operating loss can be carried forward indefinitely. As of December 31, 2024 and 2023, the Company did not have any state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2024 and 2023, the change in the valuation allowance were $157,711 and $101,862, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	For the Years Ended
	December 31,	December 31,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
Prior year true-up	(2.7)%	—
State taxes, net of federal tax benefit	—%	4.9%
Fines and penalties	0.1%	—
Change in valuation allowance	3.2%	3.7%
Income tax provision	21.6%	29.6%

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

NOTE 9. FAIR VALUE MEASUREMENTS

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

At December 31, 2024 and 2023, assets held in the Trust Account were comprised of $8,485,212 and $120,000,366 in money market funds which are invested primarily in U.S. Treasury Securities, respectively. Through December 31, 2024, the Company has withdrawn $945,420 interest income earned from the Trust Account to pay income and franchise tax obligations.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2024 and 2023 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
Description	Level	2024	2023
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$8,485,212	$120,000,366

NOTE 10. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
General and administrative expenses	$882,103	$393,732
Interest earned on investments held in Trust Account	$5,942,677	$3,275,366

The key measures of segment profit or loss reviewed by the CODM are interest earned on investments held in Trust Account and general and administrative expenses. The CODM reviews interest earned on investments held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of April, 2025.

ESH Acquisition Corp.

Date: April 3, 2025	By:	/s/ James Francis
	Name:	James Francis
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: April 3, 2025	By:	/s/ Jonathan Morris
	Name:	Jonathan Morris
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James Francis	Chief Executive Officer	April 3, 2025
James Francis	(Principal Executive Officer) and Director

/s/ Jonathan Morris	Chief Financial Officer	April 3, 2025
Jonathan Morris	(Principal Financial and Accounting Officer) and Director

/s/ Allen Weiss	Chairman of the Board of Directors	April 3, 2025
Allen Weiss

/s/ Christopher Ackerley	Director	April 3, 2025
Christopher Ackerley

/s/ Christina Francis	Director	April 3, 2025
Christina Francis

/s/ Jonathan Gordon	Director	April 3, 2025
Jonathan Gordon

/s/ Thomas Wolber	Director	April 3, 2025
Thomas Wolber