Form 10-Q
period 2025-03-31
ESH Acquisition Corp.
filed 2025-05-20
CIK 1918661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

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

As of May 16, 2025, there were 3,892,381 shares of Class A common stock, $0.0001 par value and 10,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ESH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

ESH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
ASSETS	(Unaudited)
Current assets
Cash	$923,433	$1,346,843
Cash – restricted	356,657	—
Due from Sponsor	10,736	13,736
Prepaid expenses	137,300	5,000
Prepaid insurance – current portion	57,119	127,539
Total Current Assets	1,485,245	1,493,118

Investments held in Trust Account	8,251,810	8,485,212
TOTAL ASSETS	$9,737,055	$9,978,330

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$157,038	$165,645
Excise taxes payable	1,156,916	1,156,916
Franchise tax payable	30,415	47,691
Income taxes payable	297,755	285,459
Total Current Liabilities	1,642,124	1,655,711
TOTAL LIABILITIES	1,642,124	1,655,711

Commitments and Contingencies
COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class A common stock subject to possible redemption, 739,881 shares at redemption value of $11.19 and $11.01 per share at March 31, 2025 and December 31, 2024, respectively	8,280,297	8,147,290

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2025 and December 31, 2024	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,152,500 issued and outstanding (excluding 739,881 shares subject to possible redemption) at March 31, 2025 and December 31, 2024	315	315
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 10,000 issued and outstanding at March 31, 2025 and December 31, 2024	1	1
Additional paid-in capital	—	—
(Accumulated Deficit) Retained earnings	(185,682)	175,013
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(185,366)	175,329
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ (DEFICIT) EQUITY	$9,737,055	$9,978,330

The accompanying notes are an integral part of the unaudited condensed financial statements.

ESH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
General and administrative expenses	$273,943	$213,567
Franchise tax expense	27,700	50,618
Loss from operations	(301,643)	(264,185)

Other income:
Interest earned on investments held in Trust Account	86,251	1,565,317
Total other income	86,251	1,565,317

(Loss) Income before provision for income taxes	(215,392)	1,301,132
Provision for income taxes	(12,296)	(162,031)
Net (loss) income	$(227,688)	$1,139,101

Basic and diluted weighted average shares outstanding, redeemable Class A common stock	739,881	11,787,500
Basic and diluted net (loss) income per share	$(0.06)	$0.08

Basic and diluted weighted average shares outstanding, non redeemable Class A common stock	3,152,500	—
Basic and diluted net (loss) income per share	$(0.06)	$—

Basic and diluted weighted average shares outstanding, Class B common stock	10,000	2,875,000
Basic net (loss) income per share	$(0.06)	$0.08

The accompanying notes are an integral part of the unaudited condensed financial statements.

ESH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Subscription	Retained Earnings (Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit)	Equity
Balance – December 31, 2024	3,152,500	$315	10,000	$1	$—	$—	$175,013	$175,329

Accretion of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	—	—	(133,007)	(133,007)

Net loss	—	—	—	—	—	—	(227,688)	(227,688)
Balance – March 31, 2025 (unaudited)	3,152,500	$315	10,000	$1	$—	$—	$(185,682)	$(185,366)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance — January 1, 2024	287,500	$28	2,875,000	$288	$297,488	$1,926,567	$2,224,371
Accretion of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	(297,488)	(1,055,180)	(1,352,668)
Net income	—	—	—	—	—	1,139,101	1,139,101
Balance – March 31, 2024 (unaudited)	287,500	$28	2,875,000	$288	$—	$2,010,488	$2,010,804

The accompanying notes are an integral part of the unaudited condensed financial statements.

ESH ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(227,688)	$1,139,101
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(86,251)	(1,565,317)
Changes in operating assets and liabilities:
Prepaid expenses	(132,300)	9,873
Prepaid insurance – current portion	70,420	—
Long-term prepaid insurance	—	70,420
Due from Sponsor	3,000	15,660
Accounts payable and accrued expenses	(5,607)	137,717
Franchise tax payable	(17,276)	50,618
Income taxes payable	12,296	162,031
Net cash (used in) provided by operating activities	(383,406)	20,103

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(90,000)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	409,653	—
Net cash provided by (used in) investing activities	319,653	—

Cash Flows from Financing Activities:
Payment of offering costs	(3,000)	(78,883)
Net cash (used in) provided by financing activities	(3,000)	(78,883)

Net Change in Cash	(66,753)	(58,780)
Cash – Beginning of year	1,346,843	1,879,227
Cash – End of period	$1,280,090	$1,820,447

Cash and Restricted Cash – End of period
Cash	$923,433	$1,820,447
Restricted cash	356,657	—
Cash and Restricted Cash – End of period	$1,280,090	$1,820,447

The accompanying notes are an integral part of the unaudited condensed financial statements.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from November 17, 2021 (inception) through March 31, 2025 relates to the Company’s formation and the initial public offering (the “IPO”), which is described below, and subsequent to the IPO, identifying a target company for the Initial Business Combination. The Company will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds held in the Trust Account (defined below). The Company has selected December 31 as its fiscal year end.

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

MARCH 31, 2025

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

On December 3, 2024, the Company held a special meeting of stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved a proposal to amend the Company’s Amended and Restated Certificate of Incorporation to provide the Company with the right to extend the date by which the Company must consummate its Initial Business Combination (the “Business Combination”), for up to 12 additional one-month periods after December 16, 2024 (and ultimately no later than December 16, 2025) (the “Combination Period”) (the “Extension Amendment” and, such proposal, the “Extension Amendment Proposal”). The Company’s stockholders also approved a proposal to amend the Investment Management Trust Agreement, dated June 13, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (“Continental”), to give the Company the right to extend the date on which Continental must liquidate the Trust Account established in connection with the Company’s initial public offering if the Company has not completed its Initial Business Combination, for up to 12 additional one-month periods after December 16, 2024 (and ultimately no later than December 16, 2025) (the “Trust Amendment” and, such proposal, the “Trust Amendment Proposal”) upon the deposit into the Trust Account of the lesser of (x) $30,000 or (y) $0.05 per month for each public share that remains outstanding.

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

MARCH 31, 2025

(UNAUDITED)

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

Risks and Uncertainties

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, generally imposes a 1% U.S. federal excise tax (the “Excise Tax”) on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations) occurring on or after January 1, 2023. The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. Because the Company is a Delaware corporation and its securities were traded on the NYSE American at the time of the Redemptions, the Company is a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete an initial Business Combination or for effecting redemptions and may affect the ability to complete an initial Business Combination, fund future operations or make distributions to stockholders. In addition, the Excise Tax could cause a reduction in the per share amount payable to Public Stockholders in the event the Company liquidates the Trust Account due to a failure to complete an initial Business Combination within the requisite time frame.

In connection with the stockholders’ vote at the 2024 Annual Meeting held on December 3, 2024, there were 10,760,119 shares tendered for redemption and approximately $115,691,580 was paid out of the Trust Account on December 17, 2024 to the redeeming stockholders. The Company has recorded 1% excise tax based on the amount redeemed or an aggregate amount of $1,156,916 excise tax payable. As of March 31, 2025 and December 31, 2024, the Company’s aggregate excise tax payable amounted to $1,156,916.

Pursuant to Internal Revenue Service regulations, the Company was required to file a return and remit payment for the 2024 excise tax liabilities on or before April 30, 2025. As of the filing of these unaudited condensed financial statements, the Company has not filed a return for the 2024 excise tax liability and such excise tax remains unpaid.

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

Going Concern Consideration

As of March 31, 2025, the Company had cash of $923,433, restricted cash of $356,657 and a working capital deficit of $156,879.

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

In order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Initial Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the unaudited condensed financial statements. The Company’s management has determined that if the Company is unable to complete an Initial Business Combination by December 16, 2025, then the Company will cease all operations except for the purpose of liquidating. The Company’s liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an Initial Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 16, 2025.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 4, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,280,090 and $1,346,843 of cash as of March 31, 2025 and December 31, 2024, respectively, and no cash equivalents.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Cash - Restricted

Cash that is encumbered or otherwise restricted as to its use is included in cash – restricted. As of March 31, 2025 and December 31, 2024, the balance was $356,657 and $0, respectively. Cash – restricted at March 31, 2025 represents cash that was withdrawn from the Trust Account to pay income and franchise taxes but is yet to be utilized at the end of the period.

Investments Held in Trust Account

At March 31, 2025 and December 31, 2024, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. treasury securities. The investments held in Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the unaudited condensed balance sheets, primarily due to their short-term nature.

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

Class A Common Stock Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s Initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., Public Rights), and as such, the initial carrying value of Public Shares classified as temporary equity is the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and retained earnings. Accordingly, at March 31, 2025 and December 31, 2024, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheets.

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

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

In connection with the votes to approve the Extension Amendment Proposal and the Trust Amendment Proposal, the holders of 10,760,119 shares of Class A common stock properly exercised their right to redeem their shares for cash.

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2025 and December 31, 2024, there are 739,881 shares of Class A common stock subject to possible redemption, respectively, presented as temporary equity, outside of the stockholders’ equity section of the accompanying unaudited condensed balance sheets.

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(1,398,400)
Class A common stock issuance costs	(5,252,889)
Plus:
Remeasurement of carrying value to redemption value	10,719,859
Class A common stock subject to possible redemption, December 31, 2023	119,068,570
Less:
Redemption of Class A ordinary stock subject to redemption	(115,691,579)
Plus:
Remeasurement of carrying value to redemption value	4,770,299
Class A common stock subject to possible redemption, December 31, 2024	$8,147,290
Plus:
Remeasurement of carrying value to redemption value	133,007
Class A common stock subject to possible redemption, March 31, 2025	$8,280,297

Derivative Financial Instruments

The Company evaluates its equity-linked financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, “Derivatives and Hedging.” For derivative financial instruments that are classified as liabilities, the derivative instrument is initially recognized at fair value with subsequent changes in fair value recognized in the unaudited condensed statements of operations each reporting period. The classification of derivative instruments, including whether such instruments should be classified as liabilities or as equity, is evaluated at the end of each reporting period. The Company accounted for the rights issued in connection with the IPO and the warrants issued in connection with the Private Placement as equity-classified instruments in accordance with ASC 815 as they did not meet the liability criteria (i.e., cashless exercises).

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed de minimis as of March 31, 2025 and December 31, 2024. As of March 31, 2025 and December 31, 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate was (6.06)% and 12.5% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% for the period ended March 31, 2025, due to changes in the valuation allowance on the deferred tax assets and prior year true ups from the tax return.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited condensed financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income Per Share of Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of shares. The Company has not considered the effect of the rights and warrants sold in the IPO and the Private Placement to purchase an aggregate of 8,620,000 shares of its Class A common stock in the calculation of diluted net (loss) income per share, since their exercise is contingent upon future events. The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of common stock:

	For the Three Months Ended March 31,
	2025			2024
	Class A	Class A		Class A	Class A
	Redeemable	Non-Redeemable	Class B	Redeemable	Non-Redeemable	Class B
Basic and diluted net (loss) income per share
Numerator
Allocation of net (loss) income	$(43,169)	$(183,936)	$(583)	$915,748	$—	$223,353

Denominator
Weighted average shares outstanding	739,881	3,152,500	10,000	11,787,500	—	2,875,000
Basic and diluted net (loss) income per share	$(0.06)	$(0.06)	$(0.06)	$0.08	$—	$0.08

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

MARCH 31, 2025

(UNAUDITED)

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

Related Party Loans

Promissory Note to Sponsor

On December 17, 2021 and as amended on May 9, 2023, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the earlier of (x) June 30, 2023 (as amended), and (y) the closing of the IPO. The outstanding balance of $249,560 was repaid at the closing of the IPO on June 16, 2023. As of March 31, 2025 and December 31, 2024, this facility is no longer available.

In connection with the Extension Amendment, the Company entered into a letter agreement with the Sponsor pursuant to which the Sponsor has agreed to fund up to $360,000 in extension loans prior to the earlier of December 16, 2025 and the closing of an Initial Business Combination. Each one month extension is subject to the Sponsor, or its designee, depositing the lesser of (x) $0.05 per public share that remains outstanding (and was not redeemed in connection with the 2024 Redemption) and (y) $30,000 into the Trust Account (the “Extension Payments”). On January 27, 2025 (effective on December 16, 2024), the Company issued an unsecured promissory note (the “Extension Promissory Note”) to the Sponsor with a principal amount equal to $30,000 to cover the monthly extension payment. The Extension Promissory Note bears no interest and is payable in full on the date on the Company consummates an Initial Business Combination (such date, the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; and (ii) the commencement of a voluntary or involuntary bankruptcy action, in which case the Extension Promissory Note may be accelerated. As of March 31, 2025 and December 31, 2024, the Sponsor has not made any deposit into the Trust Account. The Company deposited $120,000 from the Company’s operating account into the Trust Account as extension deposit from December 2024 to March 2025.

Due from Sponsor

At the closing of the IPO on June 16, 2023, a portion of the proceeds from the sale of the Private Placement Warrants in the amount of $45,440 was due to the Company to be held outside of the Trust Account for working capital purposes. On June 21, 2023, the Sponsor paid the Company an amount of $30,292 to partially settle the outstanding balance. In July 2023, the Sponsor paid $13,712 expense reimbursements on behalf of the Company. In October and December 2023, the Company paid a total of $24,360 of Sponsor’s expenses on behalf of the Sponsor. In February 2025, the Sponsor paid $3,000 expense reimbursements on behalf of the Company. As of March 31, 2025 and December 31, 2024, the Sponsor owes the Company an outstanding amount of $10,736 and $13,736, respectively.

Working Capital Loan

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

For the three months ended March 31, 2025, the Company incurred and paid $15,000 in fees for these services. For the three months ended March 31, 2024, the Company incurred and paid $15,000 in fees for these services.

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

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

NOTE 7. STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. At March 31, 2025 and December 31, 2024, there were 3,152,500 shares of Class A common stock issued and outstanding, excluding 739,881 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. At March 31, 2025 and December 31, 2024, there were 10,000 shares of Class B common stock issued and outstanding, respectively.

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

Rights — At March 31, 2025 and December 31, 2024, there were 11,500,000 rights outstanding. Each holder of a right will receive one-tenth (1/10) of a share of Class A common stock upon consummation of the Initial Business Combination. In the event the Company will not be the survivor upon completion of the Initial Business Combination, each holder of a right will be required to convert his, her or its rights in order to receive the 1/10 share underlying each right (without paying any additional consideration) upon consummation of the Initial Business Combination. If the Company is unable to complete an Initial Business Combination within the required time period and it liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. No fractional shares will be issued upon conversion of any rights. As a result, a holder must have 10 rights to receive one share of common stock at the closing of the Initial Business Combination.

Warrants — At March 31, 2025 and December 31, 2024, there were 7,470,000 warrants outstanding. No public warrants were sold in the IPO. The Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Initial Business Combination.

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

MARCH 31, 2025

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

At March 31, 2025 and December 31, 2024, assets held in the Trust Account were comprised of $8,251,810 and $8,485,212 in money market funds which are invested primarily in U.S. Treasury Securities, respectively. Through March 31, 2025, the Company has withdrawn $409,653 interest income earned from the Trust Account to pay income and franchise tax obligations.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2025	2024
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$8,251,810	$8,485,212

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

NOTE 9. SEGMENT INFORMATION

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

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income that also is reported on the statement of operations as net income. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	March 31, 2025	December 31, 2024
	(Unaudited)
Cash	$923,433	$1,346,843
Investments held in Trust Account	$8,251,810	$8,485,212

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
General and administrative expenses	$273,943	$213,567
Interest earned on investments held in Trust Account	$86,251	$1,565,317

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, except as described below.

On April 11, 2025, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that, for the prior 30 consecutive business days (through April 10, 2025), the closing market value of listed securities (“MVLS”) of the Company’s Class A common stock had been below the minimum of $50 million required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A). The notice stated that the Company would be afforded 180 calendar days (until October 8, 2025) to regain compliance. In order to regain compliance, the closing MVLS of the Company’s securities must be at least $50 million for a minimum of ten consecutive business days. The notice further notes that if the Company is unable to satisfy the MVLS requirement prior to such date, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that the Company then satisfies the requirements for continued listing on that market). If the Company does not regain compliance within the 180-day period, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a hearings panel.

The notice has no effect at this time on the listing of the Class A Shares, which will continue to trade uninterrupted under the symbol “ESHA”. While the Company is exercising diligent efforts to maintain the listing of its securities on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.

On April 22, 2025 and May 15, 2025, the Company deposited $30,000 from the Company’s operating account into the Trust Account, on each date, to extend the date by which the Company must consummate its Initial Business Combination from April 16, 2025 to June 16, 2025.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 17, 2021 (inception) through March 31, 2025 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for the Initial Business Combination. We do not expect to generate any operating revenues until after the completion of the Initial Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had a net loss of $227,688, which consists of operating costs of $273,943, provision for income taxes of $12,296, and franchise tax expense of $27,700, offset by interest income on investments held in the Trust Account of $86,251.

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

For the three months ended March 31, 2025, cash used in operating activities was $383,406. Net loss of $227,688 was affected by interest earned on investments held in the Trust Account of $86,251. Changes in operating assets and liabilities used $69,467 of cash for operating activities.

For the three months ended March 31, 2024, cash provided by operating activities was $20,103. Net income of $1,139,101 was affected by interest earned on investments held in the Trust Account of $1,565,317. Changes in operating assets and liabilities provided $446,319 of cash for operating activities.

As of March 31, 2025, we had investments held in the Trust Account of $8,251,810 (including $622,018 of interest income) consisting of U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2025, we have withdrawn $409,653 interest earned from the Trust Account of which all of the amounts withdrawn was used to pay taxes.

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

As of March 31, 2025, we had cash of $923,433 and restricted cash of $356,657. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete the Initial Business Combination.

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

In connection with the Extension Amendment, we entered into a letter agreement with our Sponsor pursuant to which our Sponsor has agreed to fund up to $360,000 in extension loans prior to the earlier of December 16, 2025 and the closing of an Initial Business Combination. Each one month extension is subject to our Sponsor, or its designee, depositing the lesser of (x) $0.05 per public share that remains outstanding (and was not redeemed in connection with the 2024 Redemption) and (y) $30,000 into the Trust Account (the “Extension Payments”). Each deposit of the Extension Fee is evidenced by an unsecured promissory note (each an “Extension Promissory Note”). The Extension Promissory Notes bear no interest and are payable in full on the date on we consummate an Initial Business Combination (such date, the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; and (ii) the commencement of a voluntary or involuntary bankruptcy action, in which case the Extension Promissory Notes may be accelerated. As of March 31, 2025 and December 31, 2024, the Sponsor has not made any deposit into the Trust Account. The Company deposited $120,000 from the Company’s operating account into the Trust Account as extension deposit from December 2024 to March 2025.

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

We have determined that the Company’s liquidity condition and mandatory liquidation, should the Initial Business Combination not occur by December 16, 2025, and potential subsequent dissolution, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time which is considered to be one year from the date of the issuance of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of March 31, 2025, we have not identified any critical accounting policies, while we have identified a critical accounting estimate below:

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2025 and December 31, 2024, 739,881 shares of Class A common stock, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our unaudited condensed balance sheets. As of March 31, 2025 and December 31, 2024, Class A common stock subject to possible redemption amounts to $8,147,290.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the three months ended March 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation-S-K).

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

ESH Acquisition Corp.

Date: May 19, 2025	By:	/s/ James Francis
	Name:	James Francis
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 19, 2025	By:	/s/ Jonathan Morris
	Name:	Jonathan Morris
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)