Form 10-Q
period 2025-09-30
ESH Acquisition Corp.
filed 2025-11-17
CIK 1918661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

212-287-5022

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock	ESHA	The Nasdaq Capital Market
Rights	ESHAR	The Nasdaq Capital Market

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

As of November 17, 2025, there were 3,892,381 shares of Class A common stock, $0.0001 par value and 10,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

ESH ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

ESH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash	$135,578	$1,346,843
Cash – restricted	409	—
Due from Sponsor	—	13,736
Prepaid expenses	28,750	5,000
Prepaid insurance – current portion	103,101	127,539
Prepaid income taxes	9,633	—
Total Current Assets	277,471	1,493,118

Investments held in Trust Account	8,548,921	8,485,212
TOTAL ASSETS	$8,826,392	$9,978,330

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$488,612	$165,645
Due to Sponsor	611,035	—
Excise taxes payable	1,480,363	1,156,916
Franchise tax payable	5,736	47,691
Income taxes payable	—	285,459
Total Current Liabilities	2,585,746	1,655,711
TOTAL LIABILITIES	2,585,746	1,655,711

Commitments and Contingencies
COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION
Class A common stock subject to possible redemption, 739,881 shares at redemption value of $11.56 and $11.01 per share at September 30, 2025 and December 31, 2024, respectively	8,553,227	8,147,290

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2025 and December 31, 2024	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,152,500 issued and outstanding (excluding 739,881 shares subject to possible redemption) at September 30, 2025 and December 31, 2024	315	315
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 10,000 issued and outstanding at September 30, 2025 and December 31, 2024	1	1
Additional paid-in capital	—	—
(Accumulated deficit) retained earnings	(2,312,897)	175,013
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(2,312,581)	175,329
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ (DEFICIT) EQUITY	$8,826,392	$9,978,330

The accompanying notes are an integral part of the unaudited condensed financial statements.

ESH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative expenses	$852,868	$156,771	$2,228,110	$550,758
Franchise tax expense	24,200	50,000	75,600	150,618
Loss from operations	(877,068)	(206,771)	(2,303,710)	(701,376)

Other income:
Interest earned on investments held in Trust Account	87,963	1,588,812	260,657	4,724,702
Interest income - bank	25	—	25	—
Total other income	87,988	1,588,812	260,682	4,724,702

(Loss) income before provision for income taxes	(789,080)	1,382,041	(2,043,028)	4,023,326
Provision for income taxes	(13,395)	(322,628)	(38,945)	(804,765)
Net (loss) income	$(802,475)	$1,059,413	$(2,081,973)	$3,218,561

Basic and diluted weighted average shares outstanding, Class A common stock	739,881	11,787,500	739,881	11,787,500
Basic and diluted net (loss) income per share	$(0.21)	$0.07	$(0.53)	$0.22

Basic and diluted weighted average shares outstanding, non-redeemable Class A common stock	3,152,500	—	3,152,500	—
Basic and diluted net (loss) income per share	$(0.21)	$—	$(0.53)	$—

Basic and diluted weighted average shares outstanding, Class B common stock	10,000	2,875,000	10,000	2,875,000
Basic and diluted net (loss) income per share	$(0.21)	$0.07	$(0.53)	$0.22

The accompanying notes are an integral part of the unaudited condensed financial statements.

ESH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Subscription	Retained Earnings (Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit)	Equity
Balance – December 31, 2024	3,152,500	$315	10,000	$1	$—	$—	$175,013	$175,329
Accretion of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	—	—	(133,007)	(133,007)
Net loss	—	—	—	—	—	—	(227,688)	(227,688)
Balance – March 31, 2025 (unaudited)	3,152,500	315	10,000	1	—	—	(185,682)	(185,366)
Accretion of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	—	—	(132,562)	(132,562)
Net loss	—	—	—	—	—	—	(1,051,810)	(1,051,810)
Balance – June 30, 2025 (unaudited)	3,152,500	315	10,000	1	—	—	(1,370,054)	(1,369,738)
Accretion of Class A common stock subject to possible redemption to redemption amount	—	—	—	—	—	—	(140,368)	(140,368)
Net loss	—	—	—	—	—	—	(802,475)	(802,475)
Balance – September 30, 2025 (unaudited)	3,152,500	$315	10,000	$1	$—	$—	$(2,312,897)	$(2,312,581)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2024	287,500	$28	2,875,000	$288	$297,488	$1,926,567	$2,224,371
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	(297,488)	(1,055,180)	(1,352,668)
Net income	—	—	—	—	—	1,139,101	1,139,101
Balance – March 31, 2024 (unaudited)	287,500	28	2,875,000	288	—	2,010,488	2,010,804
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(1,187,644)	(1,187,644)
Net income	—	—	—	—	—	1,020,047	1,020,047
Balance – June 30, 2024 (unaudited)	287,500	28	2,875,000	288	—	1,842,891	1,843,207
Remeasurement of Class A common stock subject to possible redemption	—	—	—	—	—	(1,211,745)	(1,211,745)
Net income	—	—	—	—	—	1,059,413	1,059,413
Balance – September 30, 2024 (unaudited)	287,500	$28	2,875,000	$288	$—	$1,690,559	$1,690,875

The accompanying notes are an integral part of the unaudited condensed financial statements.

ESH ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(2,081,973)	$3,218,561
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(260,657)	(4,724,702)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(23,750)	(10,145)
Short-term prepaid insurance	24,438	83,722
Prepaid income taxes	(9,633)	—
Long-term prepaid insurance	—	127,539
Due from Sponsor	13,736	12,060
Accounts payable and accrued expenses	325,967	(19,806)
Due to Sponsor	411,035	—
Franchise tax payable	(41,955)	(8,092)
Excise taxes payable	323,447	—
Income taxes payable	(285,459)	137,588
Net cash used in operating activities	(1,604,804)	(1,183,275)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(270,000)	—
Cash withdrawn from Trust Account to pay franchise and income taxes	466,948	931,000
Net cash provided by investing activities	196,948	931,000

Cash Flows from Financing Activities:
Proceeds from related party	200,000	—
Payment of offering costs	(3,000)	(78,883)
Net cash provided by (used in) financing activities	197,000	(78,883)

Net Change in Cash and Restricted Cash	$(1,210,856)	$(331,158)
Cash and Restricted Cash – Beginning of period	1,346,843	1,879,227
Cash and Restricted Cash – End of period	$135,987	$1,548,069

Cash and Restricted Cash, end of period
Cash	135,578	1,460,218
Cash – restricted	409	87,851
Cash and Restricted Cash, end of period	$135,987	$1,548,069

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Income tax	$343,679	$680,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from November 17, 2021 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (the “IPO”), which is described below, and subsequent to the IPO, identifying a target company for the Initial Business Combination. The Company will not generate any operating revenues until after the completion of the Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds held in the Trust Account (defined below). The Company has selected December 31 as its fiscal year end.

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

Following the closing of the IPO on June 16, 2023, an amount of $116,725,000 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of (i) the completion of the Initial Business Combination or (ii) the distribution of the Trust Account as described below. The holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Initial Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s Initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the Initial Business Combination by December 16, 2025 or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated Certificate of Incorporation to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the Initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an Initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-Initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

The Company expects to hold its annual meeting of stockholders (the “2025 Annual Meeting”) on December 3, 2025 to, among other things, vote on a proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a business combination (the “Second Extension Amendment Proposal”). If passed, the Second Extension Amendment Proposal will allow the Company to, at its discretion, exercise up to six monthly extensions to the date by which the Company must consummate a business combination, from December 16, 2025 until as late as June 13, 2026, or, if it fails to consummate a business combination during such time, cease its operations and redeem or repurchase 100% of the Public Shares.

If the Second Extension Amendment Proposal is not approved, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Board of Directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete the Initial Business Combination within the Combination Period.

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

On April 11, 2025, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that, for the prior 30 consecutive business days (through April 10, 2025), the closing market value of listed securities (“MVLS”) of the Company’s Class A common stock had been below the minimum of $50 million required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A). In response, the Company applied for a transfer to the Nasdaq Capital Market, where the Company would be in compliance with Nasdaq Capital’s continued listing requirements. Such transfer to Nasdaq Capital was approved on October 29, 2025 and trading of the Company’s Class A Common Stock and Rights commenced on the Nasdaq Capital on October 31, 2025.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

On April 22, 2025, May 15, 2025, June 13, 2025 and July 18, 2025, the Company deposited $30,000 from the Company’s operating account into the Trust Account, on each date, to extend the date by which the Company must consummate its Initial Business Combination from April 16, 2025 to September 16, 2025.

On September 29, 2025 and October 17, 2025, the Company deposited $60,000 from the Company’s operating account into the Trust Account, on each date, to extend the date by which the Company must consummate its Initial Business Combination from September 16, 2025 to November 16, 2025.

On September 15, 2025, the Company entered into the “Business Combination Agreement” with The Original Fit Factory, Ltd., a company registered in Scotland with registration number SC541304 (“TOFF”), The Original Fit Factory Holdings Inc., a Delaware corporation (“PubCo”), and The Original Fit Factory Acquisition Inc., a Delaware corporation and a wholly owned subsidiary of PubCo (“Merger Sub”) (see Note 6).

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

In connection with the stockholders’ vote at the 2024 Annual Meeting held on December 3, 2024, there were 10,760,119 shares tendered for redemption and approximately $115,691,580 was paid out of the Trust Account on December 17, 2024 to the redeeming stockholders. The Company has recorded 1% excise tax based on the amount redeemed or an aggregate amount of $1,156,916 excise tax payable. As of September 30, 2025 and December 31, 2024, the Company’s aggregate excise tax payable amounted to $1,480,363 (including $333,622 of penalties and interest) and $1,156,916 (no penalties and interest), respectively.

Pursuant to Internal Revenue Service regulations, the Company was required to file a return and remit payment for the 2024 excise tax liabilities on or before April 30, 2025. As of the filing of these unaudited condensed financial statements, the Company has not filed a return for the 2024 excise tax liability and such excise tax remains unpaid.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law in the United States. The significant provisions of OBBBA include the permanent extension and modification of certain provisions of the Tax Cuts and Jobs Act, including international tax provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in later years. The Company is evaluating the provisions of OBBBA but it is not expected to have a material impact on the Company’s unaudited condensed financial statements.

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

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Going Concern Consideration

As of September 30, 2025, the Company had cash of $135,578, restricted cash of $409 and a working capital deficit of $2,308,275.

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

In order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that the Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post-Initial Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements—Going Concern”, the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the unaudited condensed financial statements. The Company’s management has determined that if the Company is unable to complete an Initial Business Combination by December 16, 2025 (Extension Date), then the Company will cease all operations except for the purpose of liquidating. The Company’s liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to consummate an Initial Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 16, 2025 (Extension Date).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on April 4, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $135,578 and $1,346,843 of cash as of September 30, 2025 and December 31, 2024, respectively, and no cash equivalents.

Cash - Restricted

Cash that is encumbered or otherwise restricted as to its use is included in cash – restricted. As of September 30, 2025 and December 31, 2024, the balance was $409 and $0, respectively. Cash – restricted at September 30, 2025 represents cash that was withdrawn from the Trust Account to pay income and franchise taxes but is yet to be utilized at the end of the period.

Investments Held in Trust Account

At September 30, 2025 and December 31, 2024, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. treasury securities. The investments held in Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

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

Offering Costs

Offering costs consisted of legal, accounting, and other costs incurred through the balance sheet date that were directly related to the IPO. Upon completion of the IPO, offering costs were allocated to the separable financial instruments issued in the IPO based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to the warrants and public rights included in the Units sold in the IPO were charged to equity. Offering costs allocated to the Class A common stock were charged against the carrying value of Class A common stock subject to possible redemption upon the completion of the IPO.

Class A Common Stock Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a stockholder vote or tender offer in connection with the Company’s Initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the IPO were issued with other freestanding instruments (i.e., Public Rights), and as such, the initial carrying value of Public Shares classified as temporary equity is the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital and retained earnings. Accordingly, at September 30, 2025 and December 31, 2024, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s condensed balance sheets.

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

SEPTEMBER 30, 2025

(UNAUDITED)

In connection with the votes to approve the Extension Amendment Proposal and the Trust Amendment Proposal, the holders of 10,760,119 shares of Class A common stock properly exercised their right to redeem their shares for cash.

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2025 and December 31, 2024, there are 739,881 shares of Class A common stock subject to possible redemption, presented as temporary equity, outside of the stockholders’ (deficit) equity section of the accompanying condensed balance sheets.

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(1,398,400)
Class A common stock issuance costs	(5,252,889)
Plus:
Remeasurement of carrying value to redemption value	10,719,859
Class A common stock subject to possible redemption, December 31, 2023	119,068,570
Less:
Redemption of Class A ordinary stock subject to redemption	(115,691,579)
Plus:
Remeasurement of carrying value to redemption value	4,770,299
Class A common stock subject to possible redemption, December 31, 2024	8,147,290
Plus:
Remeasurement of carrying value to redemption value	405,937
Class A common stock subject to possible redemption, September 30, 2025	$8,553,227

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed de minimis as of September 30, 2025 and December 31, 2024. As of September 30, 2025 and December 31, 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate was 1.70% and 23.46% for the three months ended September 30, 2025 and 2024, respectively, and the effective tax rate was 1.91% and 20.04% for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate differs from the statutory tax rate of 21% for the period ended September 30, 2025, due to changes in the valuation allowance on the deferred tax assets and prior year true ups from the tax return.

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

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

	For the Three Months Ended September 30,
	2025			2024
	Class A	Class A		Class A	Class A
	Redeemable	Non-Redeemable	Class B	Redeemable	Non-Redeemable	Class B
Basic and diluted net (loss) income per share
Numerator
Allocation of net (loss) income	$(152,147)	$(648,272)	$(2,056)	$851,685	$—	$207,728

Denominator
Weighted average shares outstanding	739,881	3,152,500	10,000	11,787,500	—	2,875,000
Basic and diluted net (loss) income per share	$(0.21)	$(0.21)	$(0.21)	$0.07	$—	$0.07

	For the Nine Months Ended September 30,
	2025			2024
	Class A	Class A		Class A	Class A
	Redeemable	Non-Redeemable	Class B	Redeemable	Non-Redeemable	Class B
Basic and diluted net (loss) income per share
Numerator
Allocation of net (loss) income	$(394,737)	$(1,681,901)	$(5,335)	$2,587,471	$—	$631,090

Denominator
Weighted average shares outstanding	739,881	3,152,500	10,000	11,787,500	—	2,875,000
Basic and diluted net (loss) income per share	$(0.53)	$(0.53)	$(0.53)	$0.22	$—	$0.22

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

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

For the three and nine months ended September 30, 2025, the Company incurred and paid $15,000 and $45,000 in fees for these services, respectively. For the three and nine months ended September 30, 2024, the Company incurred and paid $15,000 and $45,000 in fees for these services, respectively.

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

The Company deposited $300,000 from the Company’s operating account into the Trust Account as extension deposit from December 2024 to September 2025.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Related Party Loans

Promissory Note to Sponsor

On December 17, 2021 and as amended on May 9, 2023, the Sponsor agreed to loan the Company up to $300,000 pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the earlier of (x) June 30, 2023 (as amended), and (y) the closing of the IPO. The outstanding balance of $249,560 was repaid at the closing of the IPO on June 16, 2023. As of September 30, 2025 and December 31, 2024, this facility is no longer available.

In connection with the Extension Amendment, the Company entered into a letter agreement with the Sponsor pursuant to which the Sponsor has agreed to fund up to $360,000 in extension loans prior to the earlier of December 16, 2025 and the closing of an Initial Business Combination. Each one month extension is subject to the Sponsor, or its designee, depositing the lesser of (x) $0.05 per public share that remains outstanding (and was not redeemed in connection with the 2024 Redemption) and (y) $30,000 into the Trust Account (the “Extension Payments”). On January 27, 2025 (effective on December 16, 2024), the Company issued an unsecured promissory note (the “Extension Promissory Note”) to the Sponsor with a principal amount equal to $30,000 to cover the monthly extension payment. The Extension Promissory Note bears no interest and is payable in full on the date on which the Company consummates an Initial Business Combination (such date, the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; and (ii) the commencement of a voluntary or involuntary bankruptcy action, in which case the Extension Promissory Note may be accelerated. As of September 30, 2025 and December 31, 2024, the Sponsor has not made any deposit into the Trust Account. In connection with the consulting expense agreement, the Promissory Note, dated January 27, 2025, executed by the Company in favor of the Sponsor in the principal amount of $30,000 was cancelled in full.

Due from Sponsor

At the closing of the IPO on June 16, 2023, a portion of the proceeds from the sale of the Private Placement Warrants in the amount of $45,440 was due to the Company to be held outside of the Trust Account for working capital purposes. On June 21, 2023, the Sponsor paid the Company an amount of $30,292 to partially settle the outstanding balance. In July 2023, the Sponsor paid $13,712 expense reimbursements on behalf of the Company. From October 2023 to April 2024, the Company paid a total of $29,460 of Sponsor’s expenses on behalf of the Sponsor, of which $17,160 was paid on March 2024. As of September 30, 2025, due from Sponsor had a balance of $13,736, which was offset against the due to Sponsor balance.

As of September 30, 2025 and December 31, 2024, the Sponsor owes the Company an outstanding amount of $0 and $13,736. respectively.

Due to Sponsor

In February 2025 and August 2025, the Sponsor paid a total of $9,000 expense reimbursements on behalf of the Company.

On June 24, 2025 the Company entered into a consulting expense agreement with the Sponsor that, in lieu of the Sponsor making advances for the monthly extensions, Sponsor shall bear all of the cost of the consulting fees payable to the Consultants for work performed on behalf of the Company. For the three and nine months ended September 30, 2025, the Company incurred $130,000 and $415,771 in fees for these services, respectively.

On September 26, 2025, the Company issued a promissory note in the principal amount of $200,000 to the Sponsor in exchange of cash. As of September 30, 2025, the Company drew the full amount which resulted in a total outstanding amount of $200,000 under this promissory note. As of September 30, 2025, the balance of due from Sponsor of $13,736 was offset against the due to Sponsor balance.

As of September 30, 2025 and December 31, 2024, the Company owes the Sponsor an outstanding amount of $611,035 and $0, respectively.

Working Capital Loan

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2025 and December 31, 2024, the Company had no borrowings under the Working Capital Loans.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Business Combination Agreement

On September 15, 2025, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with The Original Fit Factory, Ltd., a company registered in Scotland with registration number SC541304 (“TOFF”), The Original Fit Factory Holdings Inc., a Delaware corporation (“PubCo”), and The Original Fit Factory Acquisition Inc., a Delaware corporation and a wholly owned subsidiary of PubCo (“Merger Sub”).

Pursuant to the Business Combination Agreement and subject to the terms and conditions set forth therein, (i) (A) PubCo will issue and deliver to each shareholder of TOFF (a “Seller”) one share of common stock of PubCo, par value $0.00001 per share (“PubCo Common Stock”), for each Class A ordinary share and each ordinary share of TOFF owned by such TOFF shareholder (the “Share Exchange”) and (B) following the Share Exchange and prior to the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), TOFF shall effect a reverse share split with respect to the issued and outstanding equity securities of PubCo (including the shares of PubCo Common Stock owned by the Sellers) and unissued equity securities of PubCo (the “Reorganization”), resulting in the aggregate number of shares of PubCo Common Stock owned by the Sellers, on a fully-diluted, as-converted and as-exercised basis, being equal to 50,000,000 shares of PubCo Common Stock; (ii) Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and as a wholly owned subsidiary of PubCo (the “Merger” and, together with the Share Exchange, the Reorganization and the other transactions contemplated by the Business Combination Agreement, the “Transactions”), as a result of which Merger each share of Class A common stock of the Company, par value $0.0001 per share (“ESH Class A Common Stock”), issued and outstanding immediately prior to the Closing shall no longer be outstanding and shall automatically be cancelled and shall cease to exist, in exchange for the right of the holder thereof to receive one share of PubCo Common Stock; and (iii) as a result of such Transactions, each of the Company and TOFF will become a wholly owned subsidiary of PubCo and PubCo will become a publicly traded company.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Related Agreements

Company Shareholder Commitment Agreement

Simultaneously with the execution of the Business Combination Agreement, certain of the Sellers who collectively own more than 50% of the equity interests of TOFF entered into a commitment agreement (the “Company Shareholder Commitment Agreement”), pursuant to which, among other things, each such Seller agreed (a) to exchange 100% of the issued and outstanding securities of TOFF owned by such Seller in the Share Exchange and (b) to exercise their drag along option with respect to 100% of the issued and outstanding shares of TOFF, which shall require all shareholders to transfer their shares in connection with the Business Combination Agreement.

Sponsor Support Agreement

Simultaneously with the execution of the Business Combination Agreement, the Sponsor entered into a support agreement with the Company and TOFF (the “Sponsor Support Agreement”), pursuant to which the Sponsor agreed, among other things, to vote all of the Founder Shares held by it in favor of (i) the Business Combination Agreement and the Transactions (ii) each other proposal included in the proxy statement for the the Company’s Special Meeting and for which the Company’s board of directors has recommended that the Company’s stockholders vote in favor and against any competing transaction. In addition to the foregoing, the Sponsor Support Agreement prevents transfers of the securities of the Company held by the Sponsor between the date of the Sponsor Support Agreement and its termination, subject to certain limited exceptions.

Lock-Up Agreements

Simultaneously with the execution of the Business Combination Agreement, certain Sellers entered into a lock-up agreement (each, a “Lock-Up Agreement”), pursuant to which each such Seller agreed not to (i) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any shares of PubCo Common Stock to be received by such Seller in the Transactions, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of such shares of PubCo Common Stock, or (iii) publicly disclose the intention to do any of the foregoing, for a period commencing from the Closing and ending on the date that is six months after the Closing (subject to early release on the earlier upon the date after the Closing on which PubCo consummates a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of its stockholders having the right to exchange their shares of PubCo Common Stock for cash, securities, or other property), subject to certain customary transfer exceptions.

Insider Letter Amendment

Simultaneously with the execution of the Business Combination Agreement, PubCo, the Company and the Sponsor entered into an Amendment to Letter Agreement (the “Insider Letter Amendment”) to the Letter Agreement, dated as of June 13, 2023, that was entered into in connection with the Company’s initial public offering (the “Insider Letter”), (i) to add PubCo as a party to the Insider Letter, and (ii) to revise the terms of the Insider Letter to reflect the transactions contemplated by the Business Combination Agreement, including the issuance of shares of PubCo Common Stock and warrants entitling the holder to purchase one share of PubCo Common Stock at a price of $11.50 per share in exchange for the ESH Class A Common Stock.

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Non-Competition and Non-Solicitation Agreements

Simultaneously with the execution and delivery of the Business Combination Agreement, certain Sellers entered into a Non-Competition and Non-Solicitation Agreement (each, a “Non-Competition Agreement”) in favor of TOFF and PubCo and their respective subsidiaries (the “Covered Parties”), pursuant to which they will agree for a period of two years after the Closing not to compete with the Covered Parties and not to solicit the employees and customers of the Covered Parties. Each Seller also agreed not to disparage the Covered Parties and to customary confidentiality requirements.

Amended and Restated Registration Rights Agreement

Prior to the Closing, PubCo, the Sponsor, the Sellers and the other holders thereunder will enter into an Amended and Restated Registration Rights Agreement (the “Amended and Restated Registration Rights Agreement”) that will amend and restate the Registration Rights Agreement, dated as of June 13, 2023, entered into at the time of the Company’s initial public offering, pursuant to which (i) PubCo will assume the registration obligations of the Company under such registration rights agreement, with such rights applying to the shares PubCo Common Stock and (ii) Sellers will be granted equal registration rights thereunder.

NOTE 7. STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, there were 3,152,500 shares of Class A common stock issued and outstanding, excluding 739,881 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, there were 10,000 shares of Class B common stock issued and outstanding.

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

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Rights — At September 30, 2025 and December 31, 2024, there were 11,500,000 rights outstanding. Each holder of a right will receive one-tenth (1/10) of a share of Class A common stock upon consummation of the Initial Business Combination. In the event the Company will not be the survivor upon completion of the Initial Business Combination, each holder of a right will be required to convert his, her or its rights in order to receive the 1/10 share underlying each right (without paying any additional consideration) upon consummation of the Initial Business Combination. If the Company is unable to complete an Initial Business Combination within the required time period and it liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless. No fractional shares will be issued upon conversion of any rights. As a result, a holder must have 10 rights to receive one share of common stock at the closing of the Initial Business Combination.

Warrants — At September 30, 2025 and December 31, 2024, there were 7,470,000 warrants outstanding. No public warrants were sold in the IPO. The Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of the Initial Business Combination.

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

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

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

At September 30, 2025 and December 31, 2024, assets held in the Trust Account were comprised of $8,548,921 and $8,485,212 in money market funds which are invested primarily in U.S. Treasury Securities, respectively. Through September 30, 2025, the Company has withdrawn $2,263,200 interest income earned from the Trust Account to pay income and franchise tax obligations.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2025	2024
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$8,548,921	$8,485,212

ESH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	September 30, 2025	December 31, 2024
	(Unaudited)
Cash	$135,578	$1,346,843
Investments held in Trust Account	$8,548,921	$8,485,212

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative expenses	$852,868	$156,771	$2,228,110	$550,758
Interest earned on investments held in Trust Account	$87,963	$1,588,812	$260,657	$4,724,702

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

General and administrative costs, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income are reported on the condensed statements of operations and described within their respective disclosures.

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

On October 29, 2025, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) approving the Company’s application to list its Class A Common Stock (“Class A Shares”) and Rights on The Nasdaq Capital Market. The Company’s securities began trading on The Nasdaq Capital Market at the opening of business on October 31, 2025, under the Company’s trading symbol, ESHA. The Company’s transfer to The Nasdaq Capital Market does not affect the registration of its securities under the Securities Exchange Act of 1934, as amended (the “Act”), and the Company will remain subject to the periodic reporting requirements of the Act.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from November 17, 2021 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for the Initial Business Combination. We do not expect to generate any operating revenues until after the completion of the Initial Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net loss of $802,475, which consists of operating costs of $852,868, franchise tax expense of $24,200 and provision for income taxes of $13,395, offset by interest income on investments held in the Trust Account of $87,963 and interest income – bank of $25.

For the three months ended September 30, 2024, we had a net income of $1,059,413, which consists of interest income on investments held in the Trust Account of $1,588,812, offset by operating costs of $156,771, provision for income taxes of $322,628, and franchise tax expense of $50,000.

For the nine months ended September 30, 2025, 2025, we had a net loss of $2,081,973, which consists of operating costs of $2,228,110, franchise tax expense of $75,600 and provision for income taxes of $38,945, offset by interest income on investments held in the Trust Account of $260,657 and interest income – bank of $25.

For the nine months ended September 30, 2024, we had a net income of $3,218,561, which consists of interest income on investments held in the Trust Account of $4,724,702, offset by operating costs of $550,758, provision for income taxes of $804,765, and franchise tax expense of $150,618.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an Initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our results of operations and our ability to consummate an Initial Business Combination could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an Initial Business Combination.

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

For the nine months ended September 30, 2025, cash used in operating activities was $1,604,804. Net loss of $2,081,973 was affected by interest earned on investments held in the Trust Account of $260,657. Changes in operating assets and liabilities provided $737,826 of cash for operating activities.

For the nine months ended September 30, 2024, cash used in operating activities was $1,183,275. Net income of $3,218,561 was affected by interest earned on investments held in the Trust Account of $4,724,702. Changes in operating assets and liabilities provided $322,866 of cash for operating activities.

As of September 30, 2025, we had investments held in the Trust Account of $8,548,921 (including $739,129 of interest income) consisting of U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2025, we have withdrawn $2,263,200 interest earned from the Trust Account of which all of the amounts withdrawn was used to pay taxes.

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

As of September 30, 2025, we had cash of $135,578 and restricted cash of $409. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete the Initial Business Combination.

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

In connection with the Extension Amendment, we entered into a letter agreement with our Sponsor pursuant to which our Sponsor has agreed to fund up to $360,000 in extension loans prior to the earlier of December 16, 2025 and the closing of an Initial Business Combination. Each one month extension is subject to our Sponsor, or its designee, depositing the lesser of (x) $0.05 per public share that remains outstanding (and was not redeemed in connection with the 2024 Redemption) and (y) $30,000 into the Trust Account (the “Extension Payments”). Each deposit of the Extension Fee is evidenced by an unsecured promissory note (each an “Extension Promissory Note”). The Extension Promissory Notes bear no interest and are payable in full on the date on we consummate an Initial Business Combination (such date, the “Maturity Date”). The following shall constitute an event of default: (i) a failure to pay the principal within five business days of the Maturity Date; and (ii) the commencement of a voluntary or involuntary bankruptcy action, in which case the Extension Promissory Notes may be accelerated. As of September 30, 2025 and December 31, 2024, the Sponsor has not made any deposit into the Trust Account. The Company deposited $300,000 from the Company’s operating account into the Trust Account as extension deposit from December 2024 to September 2025.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2025, we have not identified any critical accounting policies, while we have identified a critical accounting estimate below:

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified in temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2025 and December 31, 2024, 739,881 shares of Class A common stock, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our unaudited condensed balance sheets. As of September 30, 2025 and December 31, 2024, Class A common stock subject to possible redemption amounts to $8,553,227 and $8,147,290, respectively.

Recent Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC, with the exception of those discussed below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

There is no assurance when or if our Initial Business Combination with TOFF pursuant to the Business Combination Agreement will be completed.

Completion of our Initial Business Combination with TOFF pursuant to the Business Combination Agreement is subject to the satisfaction or waiver of a number of conditions as set forth in the Business Combination Agreement, including shareholder approvals, a minimum cash condition, a proceeds condition and other closing conditions. There can be no assurance that the conditions to completion of our Initial Business Combination will be satisfied or waived. In addition, each of the Company and TOFF may unilaterally terminate the Business Combination Agreement under certain circumstances set forth in the Business Combination Agreement, and the Company and TOFF may agree at any time to terminate the Business Combination Agreement. Furthermore, significant redemptions by public shareholders would increase the likelihood that our Initial Business Combination would not be consummated. Our ability to issue equity or obtain financing in connection with our Initial Business Combination or in the future is also uncertain.

The announcement and pendency of our Initial Business Combination could have an adverse effect on the Company’s results of operations, financial condition, cash flows or the market value of the Company’s securities.

Uncertainty about the effect of our Initial Business Combination with TOFF may have an adverse effect on the Company or the combined company following such combination. Uncertainties about our Initial Business Combination with TOFF may also cause a loss of key management personnel. Until closing of our Initial Business Combination with TOFF, the Company is also prohibited from entering into certain transactions that might otherwise be beneficial to the Company or its shareholders. Further, our Initial Business Combination with TOFF may give rise to potential liabilities, including as a result of pending and future shareholder lawsuits relating to such combination. In addition, the Company has incurred, and expects to incur additional, material non-recurring expenses in connection with our Initial Business Combination with TOFF and consummation of the transactions contemplated by the Business Combination Agreement. Any of these matters could harm the results of operations, financial condition or cash flows of the Company and the market value of the Company’s securities.

The risks related to the Business Combination will be described in more detail in the registration statement that PubCo intends to file with the SEC (the “Registration Statement”) that will include a prospectus with respect to PubCo’s securities to be issued in connection with our Initial Business Combination with TOFF and a proxy statement with respect to the shareholder meeting of the Company to vote on such combination. Shareholders of the Company and other interested persons are encouraged to read, when available, the preliminary proxy statement/prospectus as well as other documents to be filed with the SEC in connection with our Initial Business Combination with TOFF because these documents will contain important information.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an Initial Business Combination target, including our Initial Business Combination with TOFF, or the performance or business prospects of a post-Initial Business Combination company.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. Any significant increases in tariffs on goods or materials or other changes in trade policy could negatively affect our search for a target and/or our ability to complete our Initial Business Combination, including our Initial Business Combination with TOFF.

Recently, the United States has implemented a range of new tariffs and increases to existing tariffs. In response to the tariffs announced by the United States, other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs, and we cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future.

Tariffs, or the threat of tariffs or increased tariffs, could have a significant negative impact on certain businesses (either due to domestic businesses’ reliance on imported goods or dependence on access to foreign markets, or foreign businesses’ reliance on sales into the United States), including the business of PubCo. In addition, retaliatory tariffs could have a significant negative impact on foreign businesses that rely on imports from the United States, and domestic businesses that rely on exporting goods internationally. These tariffs and threats of tariffs and other potential trade policy changes could negatively affect the attractiveness of certain Initial Business Combination targets, or lead to material adverse effects on a post-Initial Business Combination company. Among other things, historical financial performance of companies affected by trade policies and/or tariffs may not provide useful guidance as to the future performance of such companies, because future financial performance of those companies may be materially affected by new United States tariffs or foreign retaliatory tariffs, or other changes to trade policies. The business prospects of a particular target for an Initial Business Combination, including our Initial Business Combination with TOFF, could change even though we have entered into the Business Combination Agreement, as a result of tariffs or the threat of tariffs that may have a material impact on PubCo’s business.

We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, we may deem it costly, impractical or risky to complete an Initial Business Combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an initial Business Combination. If we complete an initial Business Combination with such a target, including our Initial Business Combination with TOFF, the post-Initial Business Combination company’s operations and financial results could be adversely affected as a result of tariffs or changes to trade policies, which may cause the market value of the securities of the post-Initial Business Combination company to decline.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the three and nine months ended September 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation-S-K).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1 (1)	Business Combination Agreement, dated as of September 15, 2025, by and among ESH Acquisition Corp., The Original Fit Factory, Ltd., The Original Fit Factory Holdings Inc. and The Original Fit Factory Acquisition Inc.
10.1 (1)	Form of Company Shareholder Commitment Agreement, dated as of September 15, 2025, by and among ESH Acquisition Corp., The Original Fit Factory, Ltd. and the Sellers.
10.2 (1)	Sponsor Support Agreement, dated as of September 15, 2025, by and among ESH Sponsor LLC, ESH Acquisition Corp. and The Original Fit Factory, Ltd.
10.3 (1)	Form of Lock-Up Agreement, dated as of September 15, 2025, by and among ESH Acquisition Corp., The Original Fit Factory Holdings Inc., ESH Sponsor LLC and the Sellers.
10.4 (1)	Amendment to Letter Agreement, dated as of September 15, 2025, by and among ESH Acquisition Corp., ESH Sponsor LLC, I-Bankers Securities, Inc., Dawson James Securities Inc., The Original Fit Factory Holdings Inc., The Original Fit Factory, Ltd. and other parties named therein.
10.5 (1)	Form of Non-Competition and Non--Solicitation Agreement, dated as of September 15, 2025, by and among The Original Fit Factory Holdings Inc., ESH Acquisition Corp., ESH Sponsor LLC, The Original Fit Factory, Ltd. and the Sellers.
10.6 (1)	Form of Amended and Restated Registration Rights Agreement, by and among ESH Acquisition Corp., The Original Fit Factory, Ltd., ESH Sponsor LLC and the Sellers.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

*	Filed herewith.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 19, 2025 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESH Acquisition Corp.

Date: November 17, 2025	By:	/s/ James Francis
	Name:	James Francis
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 17, 2025	By:	/s/ Jonathan Morris
	Name:	Jonathan Morris
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)